Form 10-Q
period 2025-09-30
GROUP 1 AUTOMOTIVE INC
filed 2025-10-28
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 24, 2025, the registrant had 12,630,617 shares of common stock outstanding.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
EPS	Earnings per share
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
JLR	Jaguar Land Rover
OEM	Original equipment manufacturer
PRU	Per retail unit
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.K.	United Kingdom
U.S.	United States of America
USD	United States Dollar ($)
U.S. GAAP	Accounting principles generally accepted in the U.S.
VSC	Vehicle Service Contract

Forward-Looking Statements
Unless the context requires otherwise, references to “we,” “us,” “our” “Group 1” or the “Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future supply constraints, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, as well as the impact of cyberattacks or other privacy/data security incidents, business trends in the retail automotive industry, changes to regulations and policies applicable to our operations, including battery electric vehicle mandates in the U.K. and their impact on new vehicle demand and potential changes in U.S. and global trade policy, including the imposition by the U.S. of significant tariffs on the import of automobiles and certain materials used in our parts and service operating business and the resulting consequences of a prolonged U.S. government shutdown and the passage of the “One Big Beautiful Bill”, including the associated impact on tax deductions in the domestic car industry and elimination of certain clean energy tax credits, which could impact incentives for electric vehicle production and sales. Broader macroeconomic challenges in the U.K., including inflationary pressures, fluctuations in interest and foreign exchange rates and overall economic volatility, could further impact vehicle affordability, demand and the Company’s financial performance in that market. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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
For additional information regarding known material factors that could cause actual results to differ from projected results, refer to Part II, Item 1A. Risk Factors herein, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and Part II, Item 1A. Risk Factors in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and for the three months ended June 30, 2025, as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30.8	$34.4
Contracts-in-transit and vehicle receivables, net	336.7	360.1
Accounts and notes receivable, net	311.0	303.0
Inventories	2,732.9	2,636.8
Prepaid expenses	63.0	67.9
Other current assets	25.0	18.8
Current assets classified as held for sale	50.6	76.2
TOTAL CURRENT ASSETS	3,550.1	3,497.3
Property and equipment, net of accumulated depreciation of $740.3 and $657.3, respectively	3,138.9	2,856.5
Operating lease assets	314.9	315.3
Goodwill	2,241.9	2,057.9
Intangible franchise rights	1,011.4	948.1
Other long-term assets	133.4	149.1
TOTAL ASSETS	$10,390.6	$9,824.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $402.9 and $286.3, respectively	$1,123.9	$1,255.3
Floorplan notes payable — manufacturer affiliates, net of offset account of $— and $2.0, respectively	792.4	766.7
Current maturities of long-term debt	215.1	175.3
Current operating lease liabilities	26.9	25.8
Accounts payable	737.2	738.0
Accrued expenses and other current liabilities	438.4	418.6
Current liabilities classified as held for sale	1.2	17.1
TOTAL CURRENT LIABILITIES	3,335.2	3,396.8
Long-term debt	3,250.0	2,737.9
Long-term operating lease liabilities	272.4	276.2
Deferred income taxes	328.1	295.8
Other long-term liabilities	151.8	143.3
Commitments and Contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,947,437 and 24,989,807 shares issued, respectively	0.2	0.2
Additional paid-in capital	382.4	356.1
Retained earnings	4,384.4	4,122.4
Accumulated other comprehensive income (loss)	34.9	1.6
Treasury stock, at cost; 12,176,278 and 11,711,022 shares, respectively	(1,748.9)	(1,506.2)
TOTAL STOCKHOLDERS’ EQUITY	3,053.1	2,974.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,390.6	$9,824.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
New vehicle retail sales	$2,807.4	$2,567.6	$8,222.8	$7,114.3
Used vehicle retail sales	1,852.1	1,656.5	5,455.7	4,526.5
Used vehicle wholesale sales	148.4	123.2	463.8	333.5
Parts and service sales	733.9	660.0	2,144.4	1,810.8
Finance, insurance and other, net	240.9	214.1	704.8	603.1
Total revenues	5,782.7	5,221.4	16,991.5	14,388.3
COST OF SALES:
New vehicle retail sales	2,621.3	2,384.4	7,648.7	6,601.6
Used vehicle retail sales	1,766.8	1,568.5	5,180.4	4,275.7
Used vehicle wholesale sales	148.7	122.8	462.0	335.2
Parts and service sales	326.3	293.1	953.0	814.0
Total cost of sales	4,863.0	4,368.7	14,244.1	12,026.5
GROSS PROFIT	919.7	852.7	2,747.4	2,361.8
Selling, general and administrative expenses	654.9	591.6	1,918.2	1,564.9
Depreciation and amortization expense	31.6	29.5	89.6	81.6
Asset impairments	123.9	—	124.6	—
Restructuring charges	1.6	—	20.3	—
INCOME FROM OPERATIONS	107.8	231.6	594.7	715.4
Floorplan interest expense	23.7	31.1	77.0	76.3
Other interest expense, net	48.0	39.8	130.4	102.5
Other expense (income)	—	1.1	(0.2)	0.7
INCOME BEFORE INCOME TAXES	36.2	159.6	387.5	535.8
Provision for income taxes	23.0	42.5	106.8	133.5
Net income from continuing operations	13.1	117.1	280.7	402.4
Net (loss) income from discontinued operations	(0.2)	0.2	0.9	1.0
NET INCOME	$13.0	$117.3	$281.6	$403.3
BASIC EARNINGS PER SHARE:
Continuing operations	$1.02	$8.73	$21.55	$29.76
Discontinued operations	(0.01)	0.01	0.07	0.07
Total	$1.00	$8.74	$21.61	$29.83
DILUTED EARNINGS PER SHARE:
Continuing operations	$1.02	$8.68	$21.50	$29.61
Discontinued operations	(0.01)	0.01	0.07	0.07
Total	$1.00	$8.69	$21.57	$29.68
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12.8	13.1	12.9	13.2
Diluted	12.8	13.2	12.9	13.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$13.0	$117.3	$281.6	$403.3
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(15.0)	41.0	54.8	35.4
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(0.2), $4.6, $1.9, and $(1.5), respectively	0.8	(14.7)	(6.0)	4.9
Reclassification adjustment for gain included in interest expense, net of tax provision of $(1.6), $(2.3), $(4.9), and $(7.0), respectively	(5.2)	(7.5)	(15.5)	(22.4)
Reclassification related to de-designated interest rate swaps, net of tax provision of $— , $—, $—, and (0.1), respectively	—	—	—	(0.2)
Unrealized loss on interest rate risk management activities, net of tax	(4.4)	(22.1)	(21.5)	(17.7)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(19.4)	18.8	33.3	17.7
COMPREHENSIVE (LOSS) INCOME	$(6.5)	$136.1	$314.9	$421.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2025	24,954,226	$0.2	$372.0	$4,377.9	$54.4	$(1,668.6)	$3,136.0
Net income	—	—	—	13.0	—	—	13.0
Other comprehensive loss, net of taxes	—	—	—	—	(19.4)	—	(19.4)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(83.3)	(83.3)
Net issuance of treasury shares to stock compensation plans	(6,789)	—	3.7	—	—	2.9	6.6
Stock-based compensation	—	—	6.7	—	—	—	6.7
Dividends declared ($0.50 per share)	—	—	—	(6.5)	—	—	(6.5)
BALANCE, SEPTEMBER 30, 2025	24,947,437	$0.2	$382.4	$4,384.4	$34.9	$(1,748.9)	$3,053.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2024	24,989,807	$0.2	$356.1	$4,122.4	$1.6	$(1,506.2)	$2,974.3
Net income	—	—	—	281.6	—	—	281.6
Other comprehensive income, net of taxes	—	—	—	—	33.3	—	33.3
Purchases of treasury stock, including excise tax	—	—	—	—	—	(251.7)	(251.7)
Net issuance of treasury shares to stock compensation plans	(42,370)	—	3.8	—	—	8.9	12.7
Stock-based compensation	—	—	22.5	—	—	—	22.5
Dividends declared ($1.50 per share)	—	—	—	(19.6)	—	—	(19.6)
BALANCE, SEPTEMBER 30, 2025	24,947,437	$0.2	$382.4	$4,384.4	$34.9	$(1,748.9)	$3,053.1
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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$281.6	$403.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.6	81.6
Change in operating lease assets	22.9	19.4
Deferred income taxes	20.9	7.7
Asset impairments	129.1	—
Stock-based compensation	22.5	20.0
Amortization of debt discount and issuance costs	4.0	2.8
Gain on disposition of assets	(9.4)	(56.2)
Unrealized loss (gain) on derivative instruments	1.1	0.7
Other	(0.7)	(0.5)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(24.5)	23.1
Accounts and notes receivable	(1.9)	(15.6)
Inventories	16.4	(318.8)
Contracts-in-transit and vehicle receivables	28.5	66.9
Prepaid expenses and other assets	(2.1)	(7.9)
Floorplan notes payable — manufacturer affiliates	10.4	169.0
Deferred revenues	(0.9)	(0.9)
Operating lease liabilities	(22.3)	(20.8)
Net cash provided by operating activities	565.3	373.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $51.2 and $50.3, respectively	(546.3)	(1,252.5)
Proceeds from disposition of franchises, property and equipment	81.4	218.5
Purchases of property and equipment	(192.2)	(152.6)
Escrow payments for acquisitions	(1.9)	(32.1)
Other	(0.2)	9.4
Net cash used in investing activities	(659.1)	(1,209.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	11,379.6	9,251.9
Repayments on credit facility — floorplan line and other	(11,526.5)	(8,976.6)
Borrowings on credit facility — acquisition line	1,349.9	1,092.2
Repayments on credit facility — acquisition line	(734.6)	(1,249.9)
Debt issuance costs	(7.2)	(10.8)
Borrowings of senior notes	—	500.0
Borrowings on other debt	66.2	485.5
Principal payments on other debt	(186.3)	(113.3)
Proceeds from employee stock purchase plan	23.5	18.7
Payments of tax withholding for stock-based compensation	(10.8)	(8.1)
Repurchases of common stock, amounts based on settlement date	(249.8)	(129.6)
Dividends paid	(19.5)	(19.0)
Net cash provided by financing activities	84.5	840.9
Effect of exchange rate changes on cash	5.7	(3.9)
Net (decrease) increase in cash and cash equivalents	(3.6)	1.5
CASH AND CASH EQUIVALENTS, beginning of period	34.4	57.2
CASH AND CASH EQUIVALENTS, end of period	$30.8	$58.7
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient that allows entities to measure expected credit losses on current accounts receivable and current contract assets by assuming that current conditions as of the reporting date will remain unchanged over the life of those assets. This update is intended to simplify the estimation process by reducing reliance on forecasts of future economic conditions. The standard will be effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments eliminate the previous stage of development framework and require capitalization of internal-use software costs to begin when management authorizes and commits funding for a project and it is probable the project will be completed and placed in service. The standard will be effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,187.0	$620.4	$2,807.4	$6,288.7	$1,934.1	$8,222.8
Used vehicle retail sales	1,230.4	621.8	1,852.1	3,577.9	1,877.8	5,455.7
Used vehicle wholesale sales	90.9	57.5	148.4	269.4	194.4	463.8
Total new and used vehicle sales	3,508.3	1,299.6	4,807.9	10,136.0	4,006.3	14,142.3
Parts and service sales (1)	567.6	166.3	733.9	1,654.4	490.0	2,144.4
Finance, insurance and other, net (2)	202.1	38.8	240.9	586.5	118.3	704.8
Total revenues	$4,277.9	$1,504.8	$5,782.7	$12,376.9	$4,614.6	$16,991.5

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,016.8	$550.7	$2,567.6	$5,826.2	$1,288.2	$7,114.3
Used vehicle retail sales	1,158.4	498.2	1,656.5	3,409.7	1,116.7	4,526.5
Used vehicle wholesale sales	82.9	40.3	123.2	241.2	92.3	333.5
Total new and used vehicle sales	3,258.0	1,089.2	4,347.3	9,477.1	2,497.2	11,974.4
Parts and service sales (1)	528.4	131.6	660.0	1,521.0	289.8	1,810.8
Finance, insurance and other, net (2)	184.6	29.4	214.1	539.9	63.2	603.1
Total revenues	$3,971.1	$1,250.3	$5,221.4	$11,538.0	$2,850.2	$14,388.3
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $8.5 million and $6.8 million during the three months ended September 30, 2025 and 2024, respectively, and $23.9 million and $24.8 million during the nine months ended September 30, 2025 and 2024, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 9. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
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
The Company has completed its analysis and assessment of all relevant fair value information and finalized the purchase price allocation of the Inchcape Acquisition. The results of the Inchcape Acquisition are included in the U.K. segment. The acquired goodwill is not deductible for income tax purposes.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes the consideration paid and aggregate amounts of assets acquired and liabilities assumed as of September 30, 2025 (in millions):

Total consideration	$517.0
Identifiable assets acquired and liabilities assumed
Cash	$23.4
Contracts-in-transit and vehicle receivables, net	27.6
Accounts receivable, net	37.7
Inventories	384.3
Prepaid expenses and other current assets	14.1
Property and equipment	286.1
Operating lease assets	104.3
Intangible franchise rights	123.7
Total assets acquired	1,001.2
Floorplan notes payable	236.4
Accounts payable	204.6
Accrued expenses	54.0
Operating lease liabilities	75.4
Deferred income taxes	38.2
Other liabilities	3.9
Total liabilities assumed	612.6
Total identifiable net assets	388.6
Goodwill	$128.4
The Company recorded $0.2 million of acquisition related costs attributable to the Inchcape Acquisition during the nine months ended September 30, 2025. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company’s Condensed Consolidated Statements of Operations included revenues and net loss attributable to Inchcape Retail for the three months ended September 30, 2025 of $615.2 million and $13.9 million, respectively, and for the nine months ended September 30, 2025 of $1.9 billion and $14.9 million, respectively. The Company’s Condensed Consolidated Statements of Operations included revenues and net income attributable to Inchcape Retail from August 1, 2024 through September 30, 2024 of $333.8 million and $5.1 million, respectively. The net loss attributable to Inchcape Retail for the three and nine months ended September 30, 2025 includes the impact of the restructuring charges further described in Note 5. Restructuring.
The following unaudited pro forma financial information presents consolidated information of the Company as if the Inchcape Acquisition had occurred on January 1, 2024 (in millions):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(unaudited)
Revenues	$5,446.0	$15,952.7
Net income	$157.1	$431.6
This pro forma information incorporates the Company’s accounting policies and adjusts the results of Inchcape Retail assuming that the fair value adjustments in connection with the Inchcape Acquisition occurred on January 1, 2024. They have also been adjusted to reflect the $0.2 million and $15.4 million of acquisition-related costs incurred during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, as having occurred on January 1, 2024.
Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Acquisitions
During the nine months ended September 30, 2025, the Company acquired four dealerships in the U.S, specifically one Lexus dealership, one Acura dealership and two Mercedes-Benz dealerships. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $531.7 million, consisting of cash paid of $531.2 million. Goodwill associated with the acquisitions totaled $250.6 million.
During the nine months ended September 30, 2025, the Company acquired four dealerships in the U.K., specifically three Toyota dealerships and one Lexus dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $16.4 million. Goodwill associated with the acquisitions totaled $2.4 million.
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
During the nine months ended September 30, 2024, the Company acquired nine dealerships in the U.S., specifically three Honda dealerships, two Lexus dealerships, one Toyota dealership, one Kia dealership, one Hyundai dealership and one Mercedes-Benz dealership. The Company also acquired one Toyota Certified pre-owned center and three collision centers in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $690.4 million. Goodwill associated with the acquisitions totaled $288.3 million.
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
During the nine months ended September 30, 2025, the Company recorded a net pre-tax gain totaling $0.7 million related to the disposition of three dealerships in the U.S. The dispositions reduced goodwill by $19.6 million. The Company also terminated four franchises in the U.S.
During the nine months ended September 30, 2025, the Company closed four dealerships in the U.K. in connection with the Restructuring Plan (as defined in Note 5. Restructuring). Refer to Note 5. Restructuring for further information regarding the impairment charges taken on these closed dealerships as part of the Restructuring Plan.
During the nine months ended September 30, 2025, the Company terminated eight franchises in the U.K. and recorded an impairment charge of $2.7 million associated with certain franchise terminations.
During the nine months ended September 30, 2024, the Company recorded a net pre-tax gain totaling $52.9 million related to the disposition of eight dealerships and one collision center in the U.S. The dispositions reduced goodwill by $66.4 million.
Assets held for sale in the Condensed Consolidated Balance Sheets includes $11.0 million and $11.5 million of goodwill that has been reclassified to assets held for sale as of September 30, 2025 and December 31, 2024, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
4. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The Company evaluates its intangible assets, which include franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment.
During the three months ended September 30, 2025, the Company elected to terminate franchise agreements associated with ten JLR dealerships in the U.K. Formal notice of termination was provided to JLR, with an effective date of termination of August 2027. As a result of the termination notice, the Company recorded a corresponding intangible franchise rights impairment charge of $18.1 million in the U.K. segment for the three months ended September 30, 2025.
The U.K. economy continues to face challenges, including persistent inflation, elevated interest rates, rising energy costs and a slowdown in consumer spending. These factors have contributed to margin compression and increased operating expenses within the automotive retail industry. The economic challenges in the U.K., coupled with the termination of franchise agreements described above, constituted a triggering event indicating that goodwill and intangible franchise rights may be impaired during the three months ended September 30, 2025.
As a result of the triggering event described above, the Company performed a quantitative assessment on the goodwill associated with the U.K. reporting unit to determine whether the fair values of the U.K. reporting unit were less than their carrying values. When a quantitative impairment assessment is performed, the Company estimates the fair value of goodwill using a combination of the market approach and the income approach, also referred to as the discounted cash flow approach, consistent with the Company’s historical approach for performing such assessments. The Company weighs the market approach and the income approach equally in the fair value model. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pre-tax net income.
The income approach measures fair value by discounting expected future cash flows at a weighted average cost of capital (“WACC”) that proportionately weights the cost of debt and equity. Significant assumptions in the model include revenue growth rates, future earnings before interest, taxes, depreciation and amortization margins, the fair value of non-operating assets, the WACC and terminal growth rates. The Company used a five-year projection period which aligns with the Company’s strategic plan. Key considerations in the assumed growth rates include industry seasonally-adjusted annual rates of vehicle sales projections, market share performance, macroeconomic conditions including consumer confidence levels, unemployment rates and gross domestic product growth and internal measures such as historical financial performance, cost control and planned capital expenditures.
Beyond the five forecasted years, the terminal value is determined using a perpetuity growth rate based on long-term inflation projections for each reporting unit. Significant inputs to the WACC include the risk-free rate, an adjustment for stock market risk, an adjustment for company size risk and country risk adjustments for the U.K.
Each of the significant assumptions to the fair value model are considered level 3 inputs within the fair value hierarchy as described further in Note 8. Financial Instruments and Fair Value Measurements. Developing these assumptions requires applying management’s knowledge of the industry, recent transactions and reasonable performance expectations for its operations.
As a result of the quantitative assessment for the U.K. reporting unit as of August 31, 2025, the Company recorded a goodwill impairment charge of $93.0 million for the three months ended September 30, 2025.
Based on the triggering event as described above, the Company examined its intangible franchise rights balance associated with the U.K. reporting unit and identified certain U.K. dealerships’ intangible franchise rights requiring further quantitative assessment.. To perform the intangible franchise rights quantitative assessment, the Company estimated the fair values of the respective franchise rights using a discounted cash flow, or income approach, following the income approach as described for Goodwill. This resulted in additional franchise rights impairment charges, unrelated to the OEM notification described above, of $5.4 million for the three months ended September 30, 2025, bringing total intangible franchise rights impairment charges, excluding impairments associated with restructuring charges, to $23.5 million and $23.9 million for the three and nine months ended September 30, 2025, respectively.
The impairment charges were recognized within Asset impairments in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2025, subsequent to the impairments described above, the U.K. reporting unit had $220.3 million and $121.9 million of goodwill and intangible franchise rights, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
5. RESTRUCTURING
During the fourth quarter of 2024, the Company initiated a U.K.-wide restructuring plan (the “Restructuring Plan”) related to the integration activities of Inchcape Retail with existing U.K. operations. The Restructuring Plan consists of workforce realignment, including certain headcount reductions and strategic closing of certain facilities and dealerships. The Restructuring Plan is expected to continue throughout 2025, and the Company does not expect additional restructuring charges to be material. Any changes to the Company’s estimates or timing of such charges will be reflected in the Company’s results of operations in future periods.
The components of total restructuring charges were as follows (in millions):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Contract termination costs	$—	$4.1
Facility closure costs	0.2	3.6
Employee related costs	0.9	8.4
Asset impairments	0.3	4.0
Systems integration costs	0.2	0.2
Total restructuring charges	$1.6	$20.3
Charges associated with the Restructuring Plan are included within Restructuring Charges on the Condensed Consolidated Statements of Operations. As of September 30, 2025, the Company has incurred $33.0 million of restructuring charges related to the Restructuring Plan since the commencement of the plan.
The following table presents the changes in restructuring related liabilities (in millions):

December 31, 2024	$11.9
Charges incurred (1)	16.3
Cash payments	(21.4)
September 30, 2025	$6.9
(1) Charges incurred excludes non-cash asset impairments of $4.0 million.
Liabilities associated with restructuring charges are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
6. SEGMENT INFORMATION
As of September 30, 2025, the Company had two operating and reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews to analyze performance and allocate resources to the U.S. and U.K. geographic areas. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The CODM predominantly uses the metric of income before income taxes in making decisions about the allocation of operating and capital resources to each segment, evaluating annual budget and forecast, as well as determining compensation for certain employees.
Selected reportable segment data for continuing operations were as follows (in millions). All intercompany balances and transactions have been eliminated in consolidation.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$4,277.9	$1,504.8	$5,782.7	$12,376.9	$4,614.6	$16,991.5
Cost of sales	$3,562.9	$1,300.0	$4,863.0	$10,258.2	$3,985.9	$14,244.1
SG&A expenses	$481.2	$173.7	$654.9	$1,400.2	$518.1	$1,918.2
Depreciation and amortization expense	$23.8	$7.8	$31.6	$67.0	$22.6	$89.6
Asset impairments	$—	$123.9	$123.9	$(1.9)	$126.5	$124.6
Restructuring charges	$—	$1.6	$1.6	$—	$20.3	$20.3
Floorplan interest expense	$17.1	$6.6	$23.7	$57.9	$19.1	$77.0
Other interest expense, net	$40.8	$7.2	$48.0	$108.0	$22.5	$130.4
Other segment items (1)	$—	$—	$—	$(0.2)	$—	$(0.2)
Income (loss) before income taxes	$152.2	$(116.0)	$36.2	$487.9	$(100.3)	$387.5
Capital expenditures:
Real estate related capital expenditures	$10.0	$—	$10.0	$42.5	$—	$42.5
Non-real estate related capital expenditures	48.2	10.1	58.2	127.5	22.1	149.6
Total capital expenditures	$58.2	$10.1	$68.2	$170.1	$22.1	$192.2

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,971.1	$1,250.3	$5,221.4	$11,538.0	$2,850.2	$14,388.3
Cost of sales	$3,293.0	$1,075.7	$4,368.7	$9,553.1	$2,473.4	$12,026.5
SG&A expenses	$445.4	$146.1	$591.6	$1,257.9	$307.0	$1,564.9
Depreciation and amortization expense	$21.8	$7.7	$29.5	$65.8	$15.8	$81.6
Floorplan interest expense	$24.8	$6.4	$31.1	$63.9	$12.4	$76.3
Other interest expense, net	$34.5	$5.3	$39.8	$92.4	$10.1	$102.5
Other segment items (1)	$—	$1.1	$1.1	$—	$0.7	$0.7
Income before income taxes	$151.7	$7.9	$159.6	$504.9	$30.9	$535.8
Capital expenditures:
Real estate related capital expenditures	$—	$—	$—	$3.2	$17.8	$21.0
Non-real estate related capital expenditures	40.3	9.4	49.7	108.3	23.3	131.6
Total capital expenditures	$40.3	$9.4	$49.7	$111.4	$41.1	$152.6
(1) Other segment items include other expenses, which primarily relate to currency translation.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	September 30, 2025
	U.S.	U.K.	Total
Property and equipment, net	$2,416.9	$722.0	$3,138.9
Total assets (1)	$8,159.9	$2,209.5	$10,369.5

	December 31, 2024
	U.S.	U.K.	Total
Property and equipment, net	$2,181.9	$674.6	$2,856.5
Total assets (1)	$7,630.1	$2,176.6	$9,806.6
(1) Total assets for reportable segments exclude the total assets related to discontinued operations. The assets related to discontinued operations were immaterial as of September 30, 2025 and December 31, 2024.
7. EARNINGS PER SHARE
The two-class method is utilized for the computation of the Company’s EPS. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends that are paid in cash. The Company’s restricted stock awards are participating securities. Income allocated to these participating securities is excluded from net income available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average basic common shares outstanding	12,766,975	13,139,393	12,879,200	13,231,079
Dilutive effect of stock-based awards and employee stock purchases	26,986	76,924	26,418	68,331
Weighted average dilutive common shares outstanding	12,793,961	13,216,317	12,905,618	13,299,410
Basic:
Net income	$13.0	$117.3	$281.6	$403.3
Less: Earnings allocated to participating securities from continuing operations	0.1	2.4	3.2	8.6
Less: (Loss) earnings allocated to participating securities to discontinued operations	—	—	—	—
Net income available to basic common shares	$12.8	$114.9	$278.4	$394.7
Basic earnings per common share	$1.00	$8.74	$21.61	$29.83
Diluted:
Net income	$13.0	$117.3	$281.6	$403.3
Less: Earnings allocated to participating securities from continuing operations	0.1	2.4	3.2	8.6
Less: (Loss) earnings allocated to participating securities to discontinued operations	—	—	—	—
Net income available to diluted common shares	$12.8	$114.9	$278.4	$394.7
Diluted earnings per common share	$1.00	$8.69	$21.57	$29.68

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
Fixed Rate Long-Term Debt
The Company estimates the fair value of its $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”) and the $500 million 6.375% Senior Notes due January 2030 (“6.375% Senior Notes”) using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value method based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 10. Debt for further discussion of the Company’s long-term debt arrangements.
The carrying value and fair value of the Company’s fixed rate long-term debt were as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$732.7	$750.0	$701.5
6.375% Senior Notes	500.0	512.3	500.0	502.4
Real estate related	131.8	131.9	140.6	136.4
Total	$1,381.8	$1,376.9	$1,390.6	$1,340.4
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	September 30, 2025	December 31, 2024
Assets:
Other current assets	$2.3	$1.8
Other long-term assets (1)	47.7	77.5
Total assets	$50.0	$79.3
(1) As of September 30, 2025 and December 31, 2024, the balance included gross fair value of $2.3 million and $3.4 million, respectively, related to the de-designated swap as described below.
There were no liabilities associated with the Company’s interest rate swaps as of September 30, 2025 and December 31, 2024.
Interest Rate Swaps De-designated as Cash Flow Hedges
As of September 30, 2025, the Company had one de-designated interest rate swap with a notional value of $25.5 million and an interest rate of 0.60%. The de-designated swap will mature on March 1, 2030. No interest rate swaps were de-designated by the Company during the nine months ended September 30, 2025.
The Company recorded unrealized mark-to-market losses of $0.2 million and $1.1 million and realized gains of $0.2 million and $0.7 million associated with de-designated interest rate swaps within Other interest expense, net, for the three and nine months ended September 30, 2025, respectively. The Company recorded unrealized mark-to-market losses of $1.0 million and $1.0 million and realized gains of $0.4 million and $1.2 million associated with de-designated interest rate swaps within Other interest expense, net, for the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2025, the Company held 26 interest rate swaps designated as cash flow hedges with a total notional value of $856.4 million that fixed its underlying SOFR at a weighted average rate of 1.24%. As of September 30, 2024, the Company held 34 interest rate swaps designated as cash flow hedges with a total notional value of $922.7 million that fixed its underlying SOFR at a weighted average rate of 1.23%. The maturity dates of the Company’s designated interest rate swaps range between December 31, 2025 and December 31, 2031.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2025	2024	2025	2024
Interest rate swaps	$0.8	$(14.7)	$(6.0)	$4.9
	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Floorplan interest expense	$4.1	$5.4	$12.0	$16.1
Other interest expense, net	$2.7	$4.3	$8.4	$13.3
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $18.2 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$230.1	$250.3
Vehicle receivables	107.0	110.6
Total contracts-in-transit and vehicle receivables	337.2	360.9
Less: allowance for doubtful accounts	0.5	0.8
Total contracts-in-transit and vehicle receivables, net	$336.7	$360.1

Accounts and notes receivable, net:
Manufacturer receivables	$175.6	$177.4
Parts and service receivables	88.6	80.6
F&I receivables	35.5	39.7
Other	16.4	11.7
Total accounts and notes receivable	316.1	309.5
Less: allowance for doubtful accounts	5.1	6.4
Total accounts and notes receivable, net	$311.0	$303.0

Within Other current assets and Other long-term assets:
Total contract assets (1)	$71.1	$59.0
(1) No allowance for doubtful accounts was recorded for contract assets as of September 30, 2025 or December 31, 2024.
10. DEBT
Long-term debt consisted of the following (in millions):

	September 30, 2025	December 31, 2024
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
6.375% Senior Notes due January 15, 2030	500.0	500.0
Acquisition Line	710.0	95.0
Other Debt:
Real estate related	1,182.6	1,253.9
Finance leases	331.2	311.4
Other	5.4	19.0
Total other debt	1,519.2	1,584.3
Total debt	3,479.2	2,929.3
Less: unamortized debt issuance costs	14.1	16.1
Less: current maturities	215.1	175.3
Total long-term debt	$3,250.0	$2,737.9
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 11. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of September 30, 2025, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 11. Floorplan Notes Payable), totaled $710.0 million. The average interest rate on this facility was 5.70% during the three months ended September 30, 2025.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of September 30, 2025, borrowings outstanding under these facilities totaled $1,182.6 million, gross of debt issuance costs, comprised of $780.9 million in the U.S. and $401.8 million in the U.K., respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
11. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Revolving Credit Facility — floorplan notes payable	$1,350.0	$1,328.7
Revolving Credit Facility — floorplan notes payable offset account	(402.9)	(286.3)
Revolving Credit Facility — floorplan notes payable, net	947.1	1,042.4
Other non-manufacturer facilities	176.8	212.9
Floorplan notes payable — credit facility and other, net	$1,123.9	$1,255.3

FMCC Facility	$163.6	$202.0
FMCC Facility offset account	—	(2.0)
FMCC Facility, net	163.6	200.0
GM Financial Facility	211.0	189.5
Other manufacturer affiliate facilities	417.8	377.2
Floorplan notes payable — manufacturer affiliates, net	$792.4	$766.7
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
On May 30, 2025, in the U.S., the Company entered into an amended revolving syndicated credit arrangement that matures on May 30, 2030, with 18 participating financial institutions (the “Revolving Credit Facility”). In addition to extending the term, the amendment increased the availability from $2.5 billion to $3.5 billion, with the ability to increase to $4.5 billion, subject to lender approval. The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.75 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets. Refer to Note 10. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $3.5 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit. The Company had $11.8 million in letters of credit outstanding as of both September 30, 2025 and December 31, 2024.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 5.44% as of September 30, 2025, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio.
In conjunction with the Revolving Credit Facility, the Company had $8.4 million and $3.1 million of unamortized debt issuance costs as of September 30, 2025 and December 31, 2024, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $200.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 7.25% as of September 30, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
GM Financial Facility
The Company has a master loan agreement with General Motors Financial for financing of new GM vehicles (the “GM Financial Facility”). The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points. As of September 30, 2025, the GM Financial Facility had a total borrowing capacity of $348.1 million.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of September 30, 2025, borrowings outstanding under these facilities totaled $417.8 million, comprised of $200.7 million in the U.S. and $217.2 million in the U.K., with annual interest rates ranging from approximately 1% to 8%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line, FMCC Facility and GM Financial Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
In May 2025, the Company entered into an addendum to the master loan agreement with General Motors Financial and established an offset account under the GM Financial Facility (the “GM Floorplan Offset”). As of September 30, 2025, the balance for the GM Floorplan Offset was $—.
12. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures was $10.7 million and $9.0 million as of September 30, 2025 and December 31, 2024, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $212.2 million and $169.7 million for the nine months ended September 30, 2025 and 2024, respectively. Refer to Note 8. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $85.4 million and $114.7 million for the nine months ended September 30, 2025 and 2024, respectively.
13. COMMITMENTS AND CONTINGENCIES
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
Legal Proceedings
As of September 30, 2025, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $28.5 million as of September 30, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Nine Months Ended September 30, 2025
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2024	$(56.5)	$58.2	$1.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	54.8	(7.8)	47.0
Tax effect	—	1.9	1.9
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(12.0)	(12.0)
Other interest expense, net (pre-tax)	—	(8.4)	(8.4)
Provision for income taxes	—	4.9	4.9
Net current period other comprehensive income (loss)	54.8	(21.5)	33.3
Balance, September 30, 2025	$(1.7)	$36.7	$34.9

	Nine Months Ended September 30, 2024
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2023	$(37.4)	$65.6	$28.1
Other comprehensive income (loss) before reclassifications:
Pre-tax	35.4	6.4	41.8
Tax effect	—	(1.5)	(1.5)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(16.1)	(16.1)
Other interest expense, net (pre-tax)	—	(13.3)	(13.3)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.2)	(0.2)
Provision for income taxes	—	7.1	7.1
Net current period other comprehensive income (loss)	35.4	(17.7)	17.7
Balance, September 30, 2024	$(2.0)	$47.9	$45.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2024 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. We sell or lease new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts retail and wholesale. We have operations in geographically diverse markets that extend across 17 states in the U.S. and 66 towns and cities in the U.K. As of September 30, 2025, our retail network consisted of 146 dealerships in the U.S. and 113 dealerships in the U.K.
Recent Events
The U.K. economy continues to face challenges, including persistent inflation, elevated interest rates, rising energy costs and a slowdown in consumer spending. These factors have contributed to margin compression and increased operating expenses within the automotive retail industry. These economic challenges in the U.K., coupled with the voluntary termination of certain franchise agreements, caused a triggering event for the U.K. reporting unit requiring further assessment of our goodwill and intangible franchise rights. Based on our quantitative assessment, we recorded goodwill and franchise rights intangible asset impairments of $93.0 million and $23.5 million, respectively, in the U.K. reporting unit in the Current Quarter. Refer to Note 4. Intangible Franchise Rights and Goodwill within our Notes to Condensed Consolidated Financial Statements for further information.
We will continue to monitor the challenging macroeconomic and industry conditions in the U.K. as outlined above. Further erosion in the macroeconomic environment, additional margin compression, or increases to our operating costs in the U.K. may require us to re-assess the value of our goodwill and intangible franchise rights associated with our U.K. reporting unit, which could result in additional material impairment charges in future periods.
On October 17, 2025, President Donald Trump issued a proclamation under Section 232 imposing 25% tariffs on imported medium- and heavy-duty trucks and parts, effective November 1, 2025. The order also grants a 3.75% production credit through 2030 for vehicles and engines assembled in the U.S. The measure is expected to affect vehicle costs, sourcing and production decisions across the automotive industry, particularly for companies involved in the distribution and sale of medium- and heavy-duty vehicles. The impact of these measures on our results of operations cannot be predicted at this time.
On September 18, 2025, the U.S. Federal Reserve lowered interest rates by 25 basis points in an effort to stimulate the labor market and economic activity. On August 7, 2025, the Bank of England lowered interest rates by 25 basis points, following earlier reductions in February and May 2025. These interest rate cuts may improve vehicle affordability for consumers, however, the impact on our results of operations cannot be predicted with certainty at this time.
On September 16, 2025, a fire at a major U.S. aluminum production facility caused significant damage and is expected to keep the plant offline until early 2026. The facility supplies several OEMs, including Ford, Toyota and Jeep, and the disruption is anticipated to affect the production of certain aluminum-intensive vehicle models. Certain OEMs have indicated they are working with alternative aluminum suppliers to mitigate the impact of the fire. In response to these supply constraints, Ford temporarily suspended production of certain SUV models, and additional impacts to truck production may occur if aluminum shortages persist. While the ultimate impact on our new vehicle supply remains uncertain, these disruptions could result in reduced vehicle availability, which may adversely affect our results of operations.
On September 4, 2025, President Donald Trump signed an executive order implementing the United States–Japan Agreement that revises tariff treatment for Japanese automobiles and auto parts under Section 232 of the Trade Expansion Act. Effective retroactively to August 7, 2025, imports from Japan are generally subject to a 15 percent duty, with adjustments based on existing tariff rates, which replaces the higher additional duties previously applied to these products. The impact of these measures on our results of operations cannot be predicted at this time.
On September 2, 2025, JLR disclosed that it had experienced a significant cybersecurity incident that resulted in the temporary shutdown of certain production facilities and information technology systems. This disruption has led to delays in new vehicle deliveries, reduced availability of certain models and interruptions in certain parts supply. JLR accounted for approximately 3.8% of our total consolidated revenues during the Current Year. We cannot predict with certainty the expected total impact of the incident on our results of operations at this time and will continue to monitor developments closely.

In the U.K., the Financial Conduct Authority (“FCA”) is reviewing the historic use of discretionary commission arrangements in motor finance. On August 1, 2025, the Supreme Court of the United Kingdom issued its judgment in the Johnson v FirstRand Bank Ltd, Wrench v FirstRand Bank Ltd and Hopcraft v Close Brothers Ltd cases. The Supreme Court of the United Kingdom ruled that dealers do not generally owe fiduciary duties but confirmed that, in some cases, commission arrangements that were not properly disclosed to customers could be treated as creating an unfair relationship under the Consumer Credit Act. On August 3, 2025, the FCA announced it will consult in October 2025 on a possible industry-wide redress scheme for affected consumers. If adopted, the scheme could be finalized such that compensation payments may begin in 2026. The FCA also confirmed that firms will not be required to issue final responses to related customer complaints until after December 4, 2025. The outcomes of the FCA’s review, any redress scheme and related proceedings remain uncertain.
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
The U.K. government has established mandated targets for the sale of new zero emissions vehicles with increasing targets in future years. On April 6, 2025, the U.K. Prime Minister announced planned changes to the EV mandate, which aim to allow carmakers more flexibility in reaching their goal to phase out internal combustion engine vehicles. The plan increases flexibility of the mandate through 2030, allowing more EVs to be sold in later years as demand increases. Further, the plan allows for the continued sale of hybrid vehicles, which can be operated by both internal combustion and batteries, through 2035 to help ease the transition. As of July 16, 2025, U.K. car manufacturers can apply for Electric Car Grants, which will discount eligible new EVs for consumers at the point of sale. Certain manufacturers urged the U.K. government to provide additional flexibility in the mandate, citing consumer demand, infrastructure limitations and the cost of compliance as potential barriers to meet future targets. Additionally, on June 12, 2025, President Donald Trump signed resolutions revoking California’s authority to enforce regulations it set forth, including Advanced Clean Cars II, which imposes stricter emissions limits for vehicles and requires nearly all new car sales to be zero-emission by 2035. California and ten other states set to implement Advanced Clean Cars II-like rules have sued the Environmental Protection Agency and President Donald Trump and are seeking to enjoin the resolutions. The impact of these changes on our vehicle mix and results of operations cannot be predicted with certainty at this time.
On April 2, 2025, President Donald Trump signed an executive order setting a 10 percent baseline tariff on imports, with higher rates for countries running trade surpluses with the U.S. By April 9, 2025, a follow-up order paused most of the higher reciprocal tariffs for 90 days but kept the 10 percent baseline and raised Chinese tariffs. On July 7, 2025, President Donald Trump extended the tariff modifications through August 1, 2025. On August 11, 2025, President Donald Trump further extended the suspension of country-specific reciprocal tariff rates on Chinese goods and kept the 10% rate in place through November 10, 2025.
On March 26, 2025, President Donald Trump signed a proclamation under Section 232 of the Trade Expansion Act imposing a 25 percent tariff on imported automobiles and certain automobile parts. Subsequent procedures issued by the U.S. Department of Commerce provided partial relief for vehicles qualifying under the United States-Mexico-Canada Agreement and allowed manufacturers with U.S. assembly operations to apply for offsets on parts tariffs. In August 2025, a federal appeals court limited certain tariff powers under emergency statutes, but the Section 232 automobile tariffs remain in effect. The impact on our operations and results of operations cannot be predicted at this time.

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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,807.4	$2,567.6	$239.8	9.3%	$19.1	8.6%
Used vehicle retail sales	1,852.1	1,656.5	195.6	11.8%	20.9	10.5%
Used vehicle wholesale sales	148.4	123.2	25.2	20.5%	2.0	18.8%
Total used	2,000.5	1,779.7	220.8	12.4%	22.9	11.1%
Parts and service sales	733.9	660.0	73.9	11.2%	5.6	10.3%
F&I, net	240.9	214.1	26.8	12.5%	1.2	11.9%
Total revenues	$5,782.7	$5,221.4	$561.3	10.8%	$48.7	9.8%
Gross profit:
New vehicle retail sales	$186.1	$183.2	$2.9	1.6%	$1.4	0.8%
Used vehicle retail sales	85.4	88.0	(2.6)	(3.0)%	0.8	(4.0)%
Used vehicle wholesale sales	(0.2)	0.4	(0.6)	NM	(0.1)	(146.7)%
Total used	85.1	88.4	(3.3)	(3.7)%	0.8	(4.6)%
Parts and service sales	407.6	367.0	40.7	11.1%	3.1	10.2%
F&I, net	240.9	214.1	26.8	12.5%	1.2	11.9%
Total gross profit	$919.7	$852.7	$67.0	7.9%	$6.6	7.1%
Gross margin:
New vehicle retail sales	6.6%	7.1%	(0.5)%
Used vehicle retail sales	4.6%	5.3%	(0.7)%
Used vehicle wholesale sales	(0.2)%	0.3%	(0.5)%
Total used	4.3%	5.0%	(0.7)%
Parts and service sales	55.5%	55.6%	(0.1)%
Total gross margin	15.9%	16.3%	(0.4)%
Units sold:
Retail new vehicles sold	57,269	53,775	3,494	6.5%
Retail used vehicles sold	59,574	55,907	3,667	6.6%
Wholesale used vehicles sold	16,018	14,220	1,798	12.6%
Total used	75,592	70,127	5,465	7.8%
Average sales price per unit sold:
New vehicle retail	$50,816	$48,390	$2,426	5.0%	$342	4.3%
Used vehicle retail	$31,112	$29,630	$1,482	5.0%	$351	3.8%
Gross profit per unit sold:
New vehicle retail sales	$3,250	$3,407	$(157)	(4.6)%	$25	(5.3)%
Used vehicle retail sales	$1,433	$1,574	$(141)	(9.0)%	$14	(9.9)%
Used vehicle wholesale sales	$(15)	$28	$(44)	NM	$(4)	(141.5)%
Total used	$1,126	$1,261	$(135)	(10.7)%	$10	(11.5)%
F&I PRU	$2,061	$1,952	$109	5.6%	$11	5.1%
Other:
SG&A expenses	$654.9	$591.6	$63.3	10.7%	$5.8	9.7%
SG&A as % gross profit	71.2%	69.4%	1.8%
Floorplan expense:
Floorplan interest expense	$23.7	$31.1	$(7.5)	(24.0)%	$0.2	(24.7)%
Less: floorplan assistance (1)	23.5	24.1	(0.6)	(2.7)%	—	(2.7)%
Net floorplan expense	$0.2	$7.0	$(6.8)		$0.2
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,644.7	$2,511.9	$132.8	5.3%	$16.2	4.6%
Used vehicle retail sales	1,707.6	1,604.4	103.2	6.4%	17.3	5.4%
Used vehicle wholesale sales	134.6	118.3	16.3	13.8%	1.7	12.4%
Total used	1,842.2	1,722.7	119.5	6.9%	19.0	5.8%
Parts and service sales	691.0	644.3	46.7	7.3%	4.6	6.5%
F&I, net	231.1	209.4	21.6	10.3%	1.0	9.8%
Total revenues	$5,409.0	$5,088.3	$320.6	6.3%	$40.6	5.5%
Gross profit:
New vehicle retail sales	$173.2	$179.5	$(6.3)	(3.5)%	$1.2	(4.2)%
Used vehicle retail sales	79.5	84.4	(4.9)	(5.8)%	0.7	(6.7)%
Used vehicle wholesale sales	0.7	0.5	0.1	26.4%	—	30.3%
Total used	80.2	85.0	(4.8)	(5.6)%	0.7	(6.4)%
Parts and service sales	381.8	357.1	24.7	6.9%	2.5	6.2%
F&I, net	231.1	209.4	21.6	10.3%	1.0	9.8%
Total gross profit	$866.2	$831.0	$35.2	4.2%	$5.4	3.6%
Gross margin:
New vehicle retail sales	6.5%	7.1%	(0.6)%
Used vehicle retail sales	4.7%	5.3%	(0.6)%
Used vehicle wholesale sales	0.5%	0.5%	0.1%
Total used	4.4%	4.9%	(0.6)%
Parts and service sales	55.3%	55.4%	(0.2)%
Total gross margin	16.0%	16.3%	(0.3)%
Units sold:
Retail new vehicles sold	53,683	52,245	1,438	2.8%
Retail used vehicles sold	55,153	53,603	1,550	2.9%
Wholesale used vehicles sold	14,722	13,492	1,230	9.1%
Total used	69,875	67,095	2,780	4.1%
Average sales price per unit sold:
New vehicle retail	$50,881	$48,747	$2,134	4.4%	$307	3.7%
Used vehicle retail	$30,981	$29,931	$1,050	3.5%	$314	2.5%
Gross profit per unit sold:
New vehicle retail sales	$3,226	$3,436	$(210)	(6.1)%	$22	(6.8)%
Used vehicle retail sales	$1,441	$1,575	$(134)	(8.5)%	$12	(9.3)%
Used vehicle wholesale sales	$47	$41	$6	15.8%	$(1)	19.5%
Total used	$1,147	$1,266	$(119)	(9.4)%	$10	(10.1)%
F&I PRU	$2,123	$1,979	$144	7.3%	$10	6.8%
Other:
SG&A expenses	$610.1	$573.5	$36.6	6.4%	$4.8	5.5%
SG&A as % gross profit	70.4%	69.0%	1.4%

Reported Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$8,222.8	$7,114.3	$1,108.5	15.6%	$46.6	14.9%
Used vehicle retail sales	5,455.7	4,526.5	929.3	20.5%	46.0	19.5%
Used vehicle wholesale sales	463.8	333.5	130.2	39.0%	5.3	37.5%
Total used	5,919.5	4,860.0	1,059.5	21.8%	51.3	20.7%
Parts and service sales	2,144.4	1,810.8	333.6	18.4%	11.8	17.8%
F&I, net	704.8	603.1	101.7	16.9%	2.7	16.4%
Total revenues	$16,991.5	$14,388.3	$2,603.2	18.1%	$112.3	17.3%
Gross profit:
New vehicle retail sales	$574.1	$512.8	$61.4	12.0%	$3.5	11.3%
Used vehicle retail sales	275.3	250.8	24.6	9.8%	1.8	9.1%
Used vehicle wholesale sales	1.8	(1.6)	3.4	NM	(0.2)	NM
Total used	277.1	249.1	28.0	11.2%	1.6	10.6%
Parts and service sales	1,191.4	996.8	194.5	19.5%	6.8	18.8%
F&I, net	704.8	603.1	101.7	16.9%	2.7	16.4%
Total gross profit	$2,747.4	$2,361.8	$385.6	16.3%	$14.6	15.7%
Gross margin:
New vehicle retail sales	7.0%	7.2%	(0.2)%
Used vehicle retail sales	5.0%	5.5%	(0.5)%
Used vehicle wholesale sales	0.4%	(0.5)%	0.9%
Total used	4.7%	5.1%	(0.4)%
Parts and service sales	55.6%	55.0%	0.5%
Total gross margin	16.2%	16.4%	(0.2)%
Units sold:
Retail new vehicles sold	169,131	145,738	23,393	16.1%
Retail used vehicles sold	179,432	154,350	25,082	16.3%
Wholesale used vehicles sold	49,402	37,867	11,535	30.5%
Total used	228,834	192,217	36,617	19.0%
Average sales price per unit sold:
New vehicle retail	$50,415	$49,318	$1,097	2.2%	$283	1.7%
Used vehicle retail	$30,425	$29,326	$1,099	3.7%	$257	2.9%
Gross profit per unit sold:
New vehicle retail sales	$3,394	$3,518	$(124)	(3.5)%	$21	(4.1)%
Used vehicle retail sales	$1,534	$1,625	$(90)	(5.5)%	$10	(6.2)%
Used vehicle wholesale sales	$36	$(43)	$79	NM	$(3)	NM
Total used	$1,211	$1,296	$(85)	(6.6)%	$7	(7.1)%
F&I PRU	$2,022	$2,010	$12	0.6%	$8	0.2%
Other:
SG&A expenses	$1,918.2	$1,564.9	$353.3	22.6%	$12.1	21.8%
SG&A as % gross profit	69.8%	66.3%	3.6%
Floorplan expense:
Floorplan interest expense	$77.0	$76.3	$0.6	0.8%	$0.4	0.3%
Less: floorplan assistance (1)	66.5	63.4	3.1	4.8%	—	4.8%
Net floorplan expense	$10.5	$12.9	$(2.4)		$0.4
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$7,380.1	$6,974.3	$405.8	5.8%	$34.9	5.3%
Used vehicle retail sales	4,677.2	4,432.2	245.0	5.5%	33.9	4.8%
Used vehicle wholesale sales	372.4	324.7	47.7	14.7%	3.5	13.6%
Total used	5,049.6	4,756.9	292.7	6.2%	37.4	5.4%
Parts and service sales	1,914.7	1,769.9	144.8	8.2%	8.4	7.7%
F&I, net	651.8	592.6	59.2	10.0%	2.1	9.6%
Total revenues	$14,996.2	$14,093.7	$902.5	6.4%	$82.7	5.8%
Gross profit:
New vehicle retail sales	$495.6	$502.5	$(6.9)	(1.4)%	$2.6	(1.9)%
Used vehicle retail sales	241.5	244.5	(2.9)	(1.2)%	1.4	(1.8)%
Used vehicle wholesale sales	4.0	(1.6)	5.7	NM	(0.1)	NM
Total used	245.6	242.8	2.8	1.1%	1.3	0.6%
Parts and service sales	1,059.6	973.4	86.3	8.9%	4.8	8.4%
F&I, net	651.8	592.6	59.2	10.0%	2.1	9.6%
Total gross profit	$2,452.6	$2,311.3	$141.3	6.1%	$10.7	5.7%
Gross margin:
New vehicle retail sales	6.7%	7.2%	(0.5)%
Used vehicle retail sales	5.2%	5.5%	(0.4)%
Used vehicle wholesale sales	1.1%	(0.5)%	1.6%
Total used	4.9%	5.1%	(0.2)%
Parts and service sales	55.3%	55.0%	0.3%
Total gross margin	16.4%	16.4%	—%
Units sold:
Retail new vehicles sold	147,646	142,278	5,368	3.8%
Retail used vehicles sold	155,301	150,437	4,864	3.2%
Wholesale used vehicles sold	41,118	36,574	4,544	12.4%
Total used	196,419	187,011	9,408	5.0%
Average sales price per unit sold:
New vehicle retail	$50,894	$49,536	$1,358	2.7%	$238	2.3%
Used vehicle retail	$30,134	$29,462	$671	2.3%	$218	1.5%
Gross profit per unit sold:
New vehicle retail sales	$3,356	$3,532	$(175)	(5.0)%	$18	(5.5)%
Used vehicle retail sales	$1,555	$1,625	$(70)	(4.3)%	$9	(4.8)%
Used vehicle wholesale sales	$98	$(45)	$143	NM	$(3)	NM
Total used	$1,250	$1,298	$(48)	(3.7)%	$7	(4.2)%
F&I PRU	$2,152	$2,025	$127	6.3%	$7	5.9%
Other:
SG&A expenses	$1,684.9	$1,573.2	$111.7	7.1%	$8.8	6.5%
SG&A as % gross profit	68.7%	68.1%	0.6%
NM — Not Meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,187.0	$2,016.8	$170.2	8.4%
Used vehicle retail sales	1,230.4	1,158.4	72.0	6.2%
Used vehicle wholesale sales	90.9	82.9	8.1	9.7%
Total used	1,321.3	1,241.2	80.1	6.4%
Parts and service sales	567.6	528.4	39.1	7.4%
F&I, net	202.1	184.6	17.4	9.4%
Total revenues	$4,277.9	$3,971.1	$306.8	7.7%
Gross profit:
New vehicle retail sales	$138.1	$140.2	$(2.1)	(1.5)%
Used vehicle retail sales	60.6	61.2	(0.6)	(1.0)%
Used vehicle wholesale sales	1.1	1.3	(0.2)	(15.5)%
Total used	61.7	62.5	(0.8)	(1.3)%
Parts and service sales	313.1	290.8	22.3	7.7%
F&I, net	202.1	184.6	17.4	9.4%
Total gross profit	$715.0	$678.1	$36.9	5.4%
Gross margin:
New vehicle retail sales	6.3%	7.0%	(0.6)%
Used vehicle retail sales	4.9%	5.3%	(0.4)%
Used vehicle wholesale sales	1.2%	1.5%	(0.4)%
Total used	4.7%	5.0%	(0.4)%
Parts and service sales	55.2%	55.0%	0.1%
Total gross margin	16.7%	17.1%	(0.4)%
Units sold:
Retail new vehicles sold	41,582	39,700	1,882	4.7%
Retail used vehicles sold	39,636	38,775	861	2.2%
Wholesale used vehicles sold	9,984	9,577	407	4.2%
Total used	49,620	48,352	1,268	2.6%
Average sales price per unit sold:
New vehicle retail	$52,595	$50,801	$1,794	3.5%
Used vehicle retail	$31,042	$29,874	$1,168	3.9%
Gross profit per unit sold:
New vehicle retail sales	$3,322	$3,532	$(210)	(5.9)%
Used vehicle retail sales	$1,529	$1,579	$(50)	(3.1)%
Used vehicle wholesale sales	$108	$133	$(25)	(18.9)%
Total used	$1,243	$1,293	$(49)	(3.8)%
F&I PRU	$2,488	$2,353	$135	5.7%
Other:
SG&A expenses	$481.2	$445.4	$35.7	8.0%
SG&A as % gross profit	67.3%	65.7%	1.6%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,119.2	$1,970.1	$149.1	7.6%
Used vehicle retail sales	1,191.4	1,130.1	61.3	5.4%
Used vehicle wholesale sales	87.5	79.7	7.8	9.8%
Total used	1,278.9	1,209.8	69.1	5.7%
Parts and service sales	555.8	517.9	37.9	7.3%
F&I, net	198.2	181.1	17.0	9.4%
Total revenues	$4,152.1	$3,879.0	$273.1	7.0%
Gross profit:
New vehicle retail sales	$132.7	$138.0	$(5.3)	(3.8)%
Used vehicle retail sales	59.3	59.7	(0.4)	(0.6)%
Used vehicle wholesale sales	1.2	1.3	(0.1)	(9.5)%
Total used	60.5	61.0	(0.5)	(0.8)%
Parts and service sales	306.4	284.1	22.3	7.9%
F&I, net	198.2	181.1	17.0	9.4%
Total gross profit	$697.7	$664.2	$33.6	5.1%
Gross margin:
New vehicle retail sales	6.3%	7.0%	(0.7)%
Used vehicle retail sales	5.0%	5.3%	(0.3)%
Used vehicle wholesale sales	1.3%	1.6%	(0.3)%
Total used	4.7%	5.0%	(0.3)%
Parts and service sales	55.1%	54.8%	0.3%
Total gross margin	16.8%	17.1%	(0.3)%
Units sold:
Retail new vehicles sold	40,535	38,491	2,044	5.3%
Retail used vehicles sold	38,552	37,613	939	2.5%
Wholesale used vehicles sold	9,707	9,162	545	5.9%
Total used	48,259	46,775	1,484	3.2%
Average sales price per unit sold:
New vehicle retail	$52,281	$51,184	$1,097	2.1%
Used vehicle retail	$30,904	$30,046	$858	2.9%
Gross profit per unit sold:
New vehicle retail sales	$3,274	$3,585	$(311)	(8.7)%
Used vehicle retail sales	$1,538	$1,587	$(48)	(3.0)%
Used vehicle wholesale sales	$119	$139	$(20)	(14.5)%
Total used	$1,253	$1,303	$(50)	(3.9)%
F&I PRU	$2,506	$2,380	$126	5.3%
Other:
SG&A expenses	$466.7	$434.8	$31.9	7.3%
SG&A as % gross profit	66.9%	65.5%	1.4%

U.S. Region — Three Months Ended September 30, 2025 Compared to 2024
Revenues
Total revenues in the U.S. during the Current Quarter increased $306.8 million, or 7.7%, as compared to the three months ended September 30, 2024 (“Prior Year Quarter”), driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Quarter increased $273.1 million, or 7.0%, as compared to the Prior Year Quarter. This increase was driven by higher revenues across all business lines.
New vehicle retail same store revenues outperformed the Prior Year Quarter, driven by more units sold, coupled with higher pricing. This outperformance reflects the resiliency of demand. We ended the Current Quarter with a U.S. new vehicle inventory supply of 52 days, four days lower than the Prior Year Quarter.
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
F&I same store revenues outperformed the Prior Year Quarter, primarily driven by higher same store new and used vehicle units sold, coupled with improved penetration rates across most product offerings and improved finance and VSC income per contract.
Gross Profit
Total gross profit in the U.S. during the Current Quarter increased $36.9 million, or 5.4%, as compared to the Prior Year Quarter, driven by higher same store gross profit and the acquisition of stores.
Total same store gross profit in the U.S. during the Current Quarter increased $33.6 million, or 5.1%, as compared to the Prior Year Quarter, driven by increases in parts and service and F&I, partially offset by decreases in new and used vehicle gross profit.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in units sold.
Used vehicle retail same store gross profit underperformed the Prior Year Quarter, primarily driven by lower same store gross profit per unit sold, partially offset by higher same store used vehicle retail units sold. Used vehicle wholesale same store gross profit underperformed the Prior Year Quarter, driven by a decrease in same store gross profit per unit sold, partially offset by an increase in same store units sold.
Parts and service same store gross profit outperformed the Prior Year Quarter, driven by increases in customer pay and warranty gross profit, partially offset by decreases in wholesale and collision gross profit.
F&I same store gross profit outperformed the Prior Year Quarter, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 32 basis points, primarily driven by an underperformance in new and used vehicle gross margins, partially offset by an increase in parts and service gross margins.
SG&A Expenses
SG&A as a percentage of gross profit increased 161 basis points and increased 141 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter increased $35.7 million, or 8.0%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores as well as increases on a same store basis as further described as follows. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $31.9 million, or 7.3%, as compared to the Prior Year Quarter, primarily driven by increased employee related costs, unfavorable legal settlements and third-party services.

Reported Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$6,288.7	$5,826.2	$462.5	7.9%
Used vehicle retail sales	3,577.9	3,409.7	168.2	4.9%
Used vehicle wholesale sales	269.4	241.2	28.2	11.7%
Total used	3,847.3	3,650.9	196.4	5.4%
Parts and service sales	1,654.4	1,521.0	133.4	8.8%
F&I, net	586.5	539.9	46.6	8.6%
Total revenues	$12,376.9	$11,538.0	$838.8	7.3%
Gross profit:
New vehicle retail sales	$419.2	$416.4	$2.9	0.7%
Used vehicle retail sales	195.0	193.7	1.4	0.7%
Used vehicle wholesale sales	6.2	3.9	2.2	55.8%
Total used	201.2	197.6	3.6	1.8%
Parts and service sales	911.8	831.1	80.7	9.7%
F&I, net	586.5	539.9	46.6	8.6%
Total gross profit	$2,118.7	$1,985.0	$133.7	6.7%
Gross margin:
New vehicle retail sales	6.7%	7.1%	(0.5)%
Used vehicle retail sales	5.5%	5.7%	(0.2)%
Used vehicle wholesale sales	2.3%	1.6%	0.6%
Total used	5.2%	5.4%	(0.2)%
Parts and service sales	55.1%	54.6%	0.5%
Total gross margin	17.1%	17.2%	(0.1)%
Units sold:
Retail new vehicles sold	120,484	114,314	6,170	5.4%
Retail used vehicles sold	117,914	115,271	2,643	2.3%
Wholesale used vehicles sold	29,862	27,629	2,233	8.1%
Total used	147,776	142,900	4,876	3.4%
Average sales price per unit sold:
New vehicle retail	$52,195	$50,967	$1,228	2.4%
Used vehicle retail	$30,344	$29,580	$763	2.6%
Gross profit per unit sold:
New vehicle retail sales	$3,479	$3,642	$(163)	(4.5)%
Used vehicle retail sales	$1,654	$1,680	$(26)	(1.6)%
Used vehicle wholesale sales	$206	$143	$63	44.1%
Total used	$1,361	$1,383	$(22)	(1.6)%
F&I PRU	$2,460	$2,352	$109	4.6%
Other:
SG&A expenses	$1,400.2	$1,257.9	$142.2	11.3%
SG&A as % gross profit	66.1%	63.4%	2.7%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$6,113.0	$5,695.1	$417.8	7.3%
Used vehicle retail sales	3,490.1	3,339.4	150.8	4.5%
Used vehicle wholesale sales	261.5	234.0	27.5	11.7%
Total used	3,751.7	3,573.4	178.3	5.0%
Parts and service sales	1,618.5	1,491.1	127.5	8.5%
F&I, net	575.9	530.6	45.3	8.5%
Total revenues	$12,059.0	$11,290.2	$768.9	6.8%
Gross profit:
New vehicle retail sales	$403.1	$407.6	$(4.5)	(1.1)%
Used vehicle retail sales	190.8	189.4	1.4	0.7%
Used vehicle wholesale sales	6.1	3.8	2.3	61.2%
Total used	196.9	193.2	3.7	1.9%
Parts and service sales	889.9	813.4	76.4	9.4%
F&I, net	575.9	530.6	45.3	8.5%
Total gross profit	$2,065.7	$1,944.8	$120.9	6.2%
Gross margin:
New vehicle retail sales	6.6%	7.2%	(0.6)%
Used vehicle retail sales	5.5%	5.7%	(0.2)%
Used vehicle wholesale sales	2.3%	1.6%	0.7%
Total used	5.2%	5.4%	(0.2)%
Parts and service sales	55.0%	54.6%	0.4%
Total gross margin	17.1%	17.2%	(0.1)%
Units sold:
Retail new vehicles sold	117,290	111,175	6,115	5.5%
Retail used vehicles sold	115,225	112,500	2,725	2.4%
Wholesale used vehicles sold	29,083	26,649	2,434	9.1%
Total used	144,308	139,149	5,159	3.7%
Average sales price per unit sold:
New vehicle retail	$52,118	$51,227	$892	1.7%
Used vehicle retail	$30,290	$29,683	$607	2.0%
Gross profit per unit sold:
New vehicle retail sales	$3,437	$3,666	$(229)	(6.3)%
Used vehicle retail sales	$1,656	$1,684	$(28)	(1.7)%
Used vehicle wholesale sales	$210	$142	$68	47.7%
Total used	$1,364	$1,389	$(24)	(1.7)%
F&I PRU	$2,477	$2,372	$105	4.4%
Other:
SG&A expenses	$1,368.8	$1,276.3	$92.5	7.2%
SG&A as % gross profit	66.3%	65.6%	0.6%

U.S. Region — Nine Months Ended September 30, 2025 Compared to 2024
Revenues
Total revenues in the U.S. during the nine months ended September 30, 2025 (“Current Year”) increased $838.8 million, or 7.3%, as compared to the nine months ended September 30, 2024 (“Prior Year”), driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $768.9 million, or 6.8%, as compared to the Prior Year. This increase was driven by higher revenues across all business lines.
New vehicle retail same store revenues outperformed the Prior Year, driven by more units sold, coupled with higher pricing. This outperformance reflects the resiliency of demand. We ended the Current Year with a U.S. new vehicle inventory supply of 52 days, four days lower than the Prior Year.
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
F&I same store revenues outperformed the Prior Year, primarily driven by higher same store new and used vehicle units sold, coupled with improved penetration rates across most product offerings and improved finance and VSC income per contract.
Gross Profit
Total gross profit in the U.S. during the Current Year increased $133.7 million, or 6.7%, as compared to the Prior Year, driven by higher same store gross profit and the acquisition of stores.
Total same store gross profit in the U.S. during the Current Year increased $120.9 million, or 6.2%, as compared to the Prior Year, driven by increases in parts and service, F&I and used vehicles, partially offset by a decrease in new vehicle gross profit.
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
Parts and service same store gross profit outperformed the Prior Year, driven by increases in customer pay and warranty gross profit, partially offset by decreases in wholesale and collision gross profit.
F&I same store gross profit outperformed the Prior Year, as described above for F&I same store revenues.
Total same store gross margin in the U.S. remained flat for the Current Year as compared to the Prior Year.
SG&A Expenses
SG&A as a percentage of gross profit increased 271 basis points and 64 basis points on an as reported and same store basis, respectively, as compared to the Prior Year.
Total SG&A expenses in the U.S. during the Current Year increased $142.2 million, or 11.3%, as compared to the Prior Year, primarily driven by higher same store SG&A expenses and the acquisition of stores. Total same store SG&A expenses in the U.S. during the Current Year increased $92.5 million, or 7.2%, as compared to the Prior Year, primarily driven by increased employee related costs, third-party services, unfavorable legal settlements and higher facility related expenses.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$620.4	$550.7	$69.6	12.6%	$19.1	9.2%
Used vehicle retail sales	621.8	498.2	123.6	24.8%	20.9	20.6%
Used vehicle wholesale sales	57.5	40.3	17.2	42.6%	2.0	37.6%
Total used	679.3	538.5	140.8	26.1%	22.9	21.9%
Parts and service sales	166.3	131.6	34.8	26.4%	5.6	22.1%
F&I, net	38.8	29.4	9.4	31.8%	1.2	27.6%
Total revenues	$1,504.8	$1,250.3	$254.5	20.4%	$48.7	16.5%
Gross profit:
New vehicle retail sales	$48.0	$43.0	$5.0	11.6%	$1.4	8.3%
Used vehicle retail sales	24.8	26.8	(2.0)	(7.6)%	0.8	(10.7)%
Used vehicle wholesale sales	(1.3)	(0.9)	(0.5)	(52.0)%	(0.1)	(45.1)%
Total used	23.4	25.9	(2.5)	(9.6)%	0.8	(12.6)%
Parts and service sales	94.5	76.2	18.3	24.1%	3.1	19.9%
F&I, net	38.8	29.4	9.4	31.8%	1.2	27.6%
Total gross profit	$204.7	$174.5	$30.2	17.3%	$6.6	13.5%
Gross margin:
New vehicle retail sales	7.7%	7.8%	(0.1)%
Used vehicle retail sales	4.0%	5.4%	(1.4)%
Used vehicle wholesale sales	(2.3)%	(2.2)%	(0.1)%
Total used	3.5%	4.8%	(1.4)%
Parts and service sales	56.8%	57.9%	(1.1)%
Total gross margin	13.6%	14.0%	(0.4)%
Units sold:
Retail new vehicles sold	15,687	14,075	1,612	11.5%
Retail used vehicles sold	19,938	17,132	2,806	16.4%
Wholesale used vehicles sold	6,034	4,643	1,391	30.0%
Total used	25,972	21,775	4,197	19.3%
Average sales price per unit sold:
New vehicle retail	$45,326	$41,188	$4,138	10.0%	$1,397	6.7%
Used vehicle retail	$31,251	$29,078	$2,173	7.5%	$1,049	3.9%
Gross profit per unit sold:
New vehicle retail sales	$3,059	$3,055	$4	0.1%	$90	(2.8)%
Used vehicle retail sales	$1,242	$1,563	$(322)	(20.6)%	$42	(23.3)%
Used vehicle wholesale sales	$(219)	$(187)	$(32)	(16.9)%	$(10)	(11.7)%
Total used	$902	$1,190	$(288)	(24.2)%	$30	(26.7)%
F&I PRU	$1,089	$944	$145	15.4%	$35	11.8%
Other:
SG&A expenses	$173.7	$146.1	$27.6	18.9%	$5.8	14.9%
SG&A as % gross profit	84.9%	83.7%	1.1%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$525.5	$541.8	$(16.3)	(3.0)%	$16.2	(6.0)%
Used vehicle retail sales	516.1	474.3	41.9	8.8%	17.3	5.2%
Used vehicle wholesale sales	47.1	38.6	8.5	22.0%	1.7	17.7%
Total used	563.3	512.9	50.4	9.8%	19.0	6.1%
Parts and service sales	135.2	126.4	8.9	7.0%	4.6	3.4%
F&I, net	32.9	28.3	4.6	16.3%	1.0	12.6%
Total revenues	$1,256.9	$1,209.3	$47.5	3.9%	$40.6	0.6%
Gross profit:
New vehicle retail sales	$40.5	$41.5	$(1.1)	(2.5)%	$1.2	(5.4)%
Used vehicle retail sales	20.2	24.7	(4.6)	(18.4)%	0.7	(21.2)%
Used vehicle wholesale sales	(0.5)	(0.7)	0.3	36.3%	—	39.3%
Total used	19.7	24.0	(4.3)	(17.9)%	0.7	(20.7)%
Parts and service sales	75.4	73.0	2.4	3.3%	2.5	(0.2)%
F&I, net	32.9	28.3	4.6	16.3%	1.0	12.6%
Total gross profit	$168.5	$166.8	$1.6	1.0%	$5.4	(2.3)%
Gross margin:
New vehicle retail sales	7.7%	7.7%	—%
Used vehicle retail sales	3.9%	5.2%	(1.3)%
Used vehicle wholesale sales	(1.0)%	(1.9)%	0.9%
Total used	3.5%	4.7%	(1.2)%
Parts and service sales	55.8%	57.8%	(2.0)%
Total gross margin	13.4%	13.8%	(0.4)%
Units sold:
Retail new vehicles sold	13,148	13,754	(606)	(4.4)%
Retail used vehicles sold	16,601	15,990	611	3.8%
Wholesale used vehicles sold	5,015	4,330	685	15.8%
Total used	21,616	20,320	1,296	6.4%
Average sales price per unit sold:
New vehicle retail	$45,853	$41,517	$4,336	10.4%	$1,411	7.0%
Used vehicle retail	$31,160	$29,660	$1,499	5.1%	$1,045	1.5%
Gross profit per unit sold:
New vehicle retail sales	$3,077	$3,019	$59	1.9%	$90	(1.0)%
Used vehicle retail sales	$1,215	$1,547	$(332)	(21.4)%	$41	(24.1)%
Used vehicle wholesale sales	$(92)	$(168)	$76	45.0%	$(4)	47.6%
Total used	$912	$1,182	$(270)	(22.8)%	$31	(25.4)%
F&I PRU	$1,106	$952	$155	16.2%	$35	12.6%
Other:
SG&A expenses	$143.4	$138.7	$4.7	3.4%	$4.8	(0.1)%
SG&A as % gross profit	85.1%	83.1%	2.0%

U.K. Region — Three Months Ended September 30, 2025 Compared to 2024
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.339 at September 30, 2024, to £1 to $1.344 at September 30, 2025, or an increase in the value of the GBP of 0.4%.
Revenues
Total revenues in the U.K. during the Current Quarter increased $254.5 million, or 20.4%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores, higher same store revenues and changes in foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Quarter increased $47.5 million, or 3.9%, as compared to the Prior Year Quarter, primarily driven by outperformances across all lines of business except new vehicle retail. On a constant currency basis, same store revenues increased 0.6%, driven by the same outperformances.
New vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, driven by lower units sold. The Current Quarter ended with a U.K. new vehicle inventory supply of 20 days, three days lower than the Prior Year Quarter.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by more units sold, coupled with higher pricing.
Used vehicle wholesale same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, primarily driven by an increase in wholesale used vehicle units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in customer pay and wholesale revenues, partially offset by a decrease in warranty revenues. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in customer pay parts and service activity driving an increase in revenues as compared to the Prior Year Quarter.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by higher income per contract on most of our F&I products and improved finance and VSC penetration rates.
Gross Profit
Total gross profit in the U.K. during the Current Quarter increased $30.2 million, or 17.3%, as compared to the Prior Year Quarter, driven by the acquisition of stores and higher same store gross profit.
Total same store gross profit in the U.K. during the Current Quarter increased $1.6 million, or 1.0%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit decreased 2.3%, driven by downward pressures on margins across all business lines except used vehicle wholesale and F&I.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, due to a decrease in units sold, coupled with a decline in gross profit per unit sold on a constant currency basis.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, driven by a decrease in used vehicle retail same store gross profit per unit sold, partially offset by an increase in used vehicle retail same store units sold.
Parts and service same store gross profit, on a constant currency basis, remained consistent as compared to the Prior Year Quarter, driven by the fluctuations in parts and service same store revenues, as discussed above.
F&I same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. decreased 39 basis points, primarily driven by underperformances in parts and service and used vehicle retail gross margins. This decrease was partially offset by improvements in used vehicle wholesale gross margins.

SG&A Expenses
SG&A as a percentage of gross profit increased by 113 and 199 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $27.6 million, or 18.9%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $4.7 million, or 3.4%, as compared to the Prior Year Quarter, due to changes in foreign currency exchange rates. On a constant currency basis, total same store SG&A expenses remained consistent, as increases on a total same store basis were primarily driven by higher employee related costs, loaner vehicle and facility costs, offset by lower professional and legal fees, compared to the Prior Year Quarter.

Reported Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,934.1	$1,288.2	$646.0	50.1%	$46.6	46.5%
Used vehicle retail sales	1,877.8	1,116.7	761.1	68.1%	46.0	64.0%
Used vehicle wholesale sales	194.4	92.3	102.0	110.5%	5.3	104.8%
Total used	2,072.2	1,209.1	863.1	71.4%	51.3	67.1%
Parts and service sales	490.0	289.8	200.2	69.1%	11.8	65.0%
F&I, net	118.3	63.2	55.1	87.2%	2.7	82.9%
Total revenues	$4,614.6	$2,850.2	$1,764.4	61.9%	$112.3	58.0%
Gross profit:
New vehicle retail sales	$154.9	$96.4	$58.5	60.7%	$3.5	57.1%
Used vehicle retail sales	80.3	57.1	23.2	40.7%	1.8	37.5%
Used vehicle wholesale sales	(4.4)	(5.6)	1.2	21.6%	(0.2)	24.3%
Total used	75.9	51.5	24.4	47.4%	1.6	44.2%
Parts and service sales	279.6	165.7	113.9	68.7%	6.8	64.6%
F&I, net	118.3	63.2	55.1	87.2%	2.7	82.9%
Total gross profit	$628.8	$376.8	$251.9	66.9%	$14.6	63.0%
Gross margin:
New vehicle retail sales	8.0%	7.5%	0.5%
Used vehicle retail sales	4.3%	5.1%	(0.8)%
Used vehicle wholesale sales	(2.3)%	(6.0)%	3.8%
Total used	3.7%	4.3%	(0.6)%
Parts and service sales	57.1%	57.2%	(0.1)%
Total gross margin	13.6%	13.2%	0.4%
Units sold:
Retail new vehicles sold	48,647	31,424	17,223	54.8%
Retail used vehicles sold	61,518	39,079	22,439	57.4%
Wholesale used vehicles sold	19,540	10,238	9,302	90.9%
Total used	81,058	49,317	31,741	64.4%
Average sales price per unit sold:
New vehicle retail	$45,327	$43,001	$2,325	5.4%	$1,091	2.9%
Used vehicle retail	$30,582	$28,577	$2,005	7.0%	$750	4.4%
Gross profit per unit sold:
New vehicle retail sales	$3,184	$3,067	$117	3.8%	$72	1.5%
Used vehicle retail sales	$1,305	$1,461	$(155)	(10.6)%	$29	(12.6)%
Used vehicle wholesale sales	$(224)	$(545)	$321	58.9%	$(8)	60.4%
Total used	$937	$1,044	$(108)	(10.3)%	$20	(12.2)%
F&I PRU	$1,074	$897	$178	19.8%	$25	17.1%
Other:
SG&A expenses	$518.1	$307.0	$211.1	68.8%	$12.1	64.8%
SG&A as % gross profit	82.4%	81.5%	0.9%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,267.1	$1,279.2	$(12.0)	(0.9)%	$34.9	(3.7)%
Used vehicle retail sales	1,187.0	1,092.8	94.2	8.6%	33.9	5.5%
Used vehicle wholesale sales	110.9	90.7	20.2	22.3%	3.5	18.4%
Total used	1,297.9	1,183.5	114.4	9.7%	37.4	6.5%
Parts and service sales	296.1	278.8	17.3	6.2%	8.4	3.2%
F&I, net	76.0	62.1	13.9	22.4%	2.1	19.1%
Total revenues	$2,937.2	$2,803.6	$133.6	4.8%	$82.7	1.8%
Gross profit:
New vehicle retail sales	$92.5	$94.9	$(2.4)	(2.5)%	$2.6	(5.3)%
Used vehicle retail sales	50.8	55.0	(4.3)	(7.8)%	1.4	(10.3)%
Used vehicle wholesale sales	(2.1)	(5.4)	3.4	61.9%	(0.1)	64.0%
Total used	48.7	49.6	(0.9)	(1.8)%	1.3	(4.4)%
Parts and service sales	169.8	159.9	9.8	6.1%	4.8	3.1%
F&I, net	76.0	62.1	13.9	22.4%	2.1	19.1%
Total gross profit	$386.9	$366.5	$20.4	5.6%	$10.7	2.6%
Gross margin:
New vehicle retail sales	7.3%	7.4%	(0.1)%
Used vehicle retail sales	4.3%	5.0%	(0.8)%
Used vehicle wholesale sales	(1.9)%	(6.0)%	4.1%
Total used	3.8%	4.2%	(0.4)%
Parts and service sales	57.3%	57.4%	—%
Total gross margin	13.2%	13.1%	0.1%
Units sold:
Retail new vehicles sold	30,356	31,103	(747)	(2.4)%
Retail used vehicles sold	40,076	37,937	2,139	5.6%
Wholesale used vehicles sold	12,035	9,925	2,110	21.3%
Total used	52,111	47,862	4,249	8.9%
Average sales price per unit sold:
New vehicle retail	$45,669	$43,166	$2,503	5.8%	$1,255	2.9%
Used vehicle retail	$29,684	$28,807	$877	3.0%	$847	0.1%
Gross profit per unit sold:
New vehicle retail sales	$3,047	$3,051	$(4)	(0.1)%	$86	(2.9)%
Used vehicle retail sales	$1,267	$1,451	$(184)	(12.7)%	$35	(15.1)%
Used vehicle wholesale sales	$(172)	$(548)	$376	68.5%	$(9)	70.3%
Total used	$934	$1,036	$(102)	(9.8)%	$25	(12.2)%
F&I PRU	$1,078	$899	$179	19.9%	$29	16.7%
Other:
SG&A expenses	$316.1	$296.8	$19.2	6.5%	$8.8	3.5%
SG&A as % gross profit	81.7%	81.0%	0.7%

U.K. Region — Nine Months Ended September 30, 2025 Compared to 2024
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.339 at September 30, 2024, to £1 to $1.344 at September 30, 2025, or an increase in the value of the GBP of 0.4%.
Revenues
Total revenues in the U.K. during the Current Year increased $1,764.4 million, or 61.9%, as compared to the Prior Year, primarily driven by the acquisition of stores, higher same stores revenues and changes in foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Year increased $133.6 million, or 4.8%, as compared to the Prior Year, driven by outperformances across all lines of business except new vehicle retail. On a constant currency basis, same store revenues increased 1.8%, for the same outperformances.
New vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year, driven by less units sold, partially offset by higher pricing. We ended the Current Year with a U.K. new vehicle inventory supply of 20 days, three days lower than the Prior Year.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by more units sold.
Used vehicle wholesale same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by an increase in wholesale used vehicle units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by an increase in customer pay revenues, partially offset by decreases in warranty and wholesale revenues. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in customer pay parts and service activity driving an increase in revenues as compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by higher income per contract and higher penetration on most of our F&I products.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $251.9 million, or 66.9%, as compared to the Prior Year Quarter, driven by the acquisition of stores and higher same store gross profit.
Total same store gross profit in the U.K. during the Current Year increased $20.4 million, or 5.6%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 2.6%, driven by increases in F&I, parts and service and used vehicle wholesale, partially offset by downward pressure on new and used vehicle retail margins.
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
Total same store gross margin in the U.K. increased 10 basis points, primarily driven by improvements in used vehicle wholesale. This increase was partially offset by underperformances in new and used vehicle retail.

SG&A Expenses
SG&A as a percentage of gross profit increased by 93 and 71 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $211.1 million, or 68.8%, as compared to the Prior Year. Total same store SG&A expenses in the U.K. during the Current Year increased $19.2 million, or 6.5%, as compared to the Prior Year, partially due to changes in foreign currency exchange rates. On a constant currency basis, total same store SG&A expenses increased 3.5%. These increases on a total same store basis were primarily driven by higher employee related costs, loaner vehicle and facility costs, offset by lower professional and legal fees, compared to the Prior Year.
Consolidated Selected Comparisons — Three and Nine Months Ended September 30, 2025 Compared to 2024
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$31.6	$29.5	$2.1	7.0%
Asset impairments	$123.9	$—	$123.9	100.0%
Restructuring charges	$1.6	$—	$1.6	100.0%
Floorplan interest expense	$23.7	$31.1	$(7.5)	(24.0)%
Other interest expense, net	$48.0	$39.8	$8.2	20.6%
Provision for income taxes	$23.0	$42.5	$(19.4)	(45.7)%

	Nine Months Ended September 30,
	2025	2024	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$89.6	$81.6	$8.0	9.8%
Asset impairments	$124.6	$—	$124.6	100.0%
Restructuring Charges	$20.3	$—	$20.3	100.0%
Floorplan interest expense	$77.0	$76.3	$0.6	0.8%
Other interest expense, net	$130.4	$102.5	$27.9	27.3%
Provision for income taxes	$106.8	$133.5	$(26.7)	(20.0)%
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
Asset Impairments
Asset impairments totaled $123.9 million in the Current Quarter and $124.6 million in the Current Year. During the Current Year, we recognized goodwill, intangible franchise rights and fixed asset impairment charges of $93.0 million, $23.9 million and $7.7 million, respectively, primarily in the U.K. reporting unit.
Refer to Note 4. Intangible Franchise Rights and Goodwill within our Notes to Condensed Consolidated Financial Statements for further discussion.
Restructuring Charges
During the Current Quarter and Current Year, we incurred $1.6 million and $20.3 million of restructuring charges in the U.K., respectively. Restructuring charges primarily consist of planned workforce realignment, strategic closing of certain facilities and systems integrations, among other efforts to increase operational efficiency and profitability in connection with the integration of the Inchcape Retail acquisition with our U.K. business. The Company anticipates implementing further restructuring plans in the U.K. in future periods to reduce costs.
Refer to Note 5. Restructuring within our Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring plan.

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
Total floorplan interest expense during the Current Quarter decreased $7.5 million, or 24.0%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense increased $0.6 million, or 0.8%, as compared to the Prior Year. The decrease in floorplan interest expense during the Current Quarter was driven primarily by a decrease in new vehicle inventories coupled with decreased floorplan interest rates compared to the Prior Year Quarter. Floorplan interest expense during the Current Year remained flat.
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
Other interest expense, net during the Current Quarter, increased $8.2 million, or 20.6%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $27.9 million, or 27.3%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year was primarily attributable to interest expense associated with the 6.375% Senior Notes issued in 2024, as well as interest expense attributable to the Acquisition Line and other debt. Refer to Note 10. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes of $23.0 million during the Current Quarter decreased by $19.4 million, or 45.7%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $106.8 million decreased by $26.7 million, or 20.0%, as compared to the Prior Year. The tax expense decrease in the Current Quarter and Current Year, as compared to the Prior Year Quarter and Prior Year, was primarily due to lower pre-tax income. Our Current Quarter effective tax rate of 63.7% was higher than the Prior Year Quarter’s effective tax rate of 26.6%, primarily due to the non-deductible U.K. goodwill impairment of $93.0 million in the Current Quarter compared to the Prior Year Quarter.
We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our U.S. Floorplan Line and FMCC Facility levels (refer to Note 11. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. We anticipate we will generate sufficient cash flows from operations, coupled with cash on hand and available borrowing capacity under our credit facilities, to fund our working capital requirements, service our debt and meet any other recurring operating expenditures.
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

September 30, 2025
Cash and cash equivalents	$30.8
Floorplan offset accounts	402.9
Available capacity under Acquisition Line	555.2
Total liquidity	$988.9

Cash Flows
We arrange our new and used vehicle inventory floorplan financing through lenders affiliated with our vehicle manufacturers and our Revolving Credit Facility. In accordance with U.S. GAAP, we report floorplan financed with lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) within Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows. We report floorplan financed with the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. unaffiliated with our manufacturer partners, within Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 11. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for additional discussion of our Revolving Credit Facility.
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
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$565.3	$373.7
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	(63.4)	120.0
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(2.0)	(38.5)
Adjusted net cash provided by operating activities	$500.0	$455.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(659.1)	$(1,209.3)
Change in cash paid for acquisitions, associated with Floorplan notes payable	51.2	50.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(18.2)	(31.9)
Adjusted net cash used in investing activities	$(626.1)	$(1,190.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$84.5	$840.9
Change in Floorplan notes payable, excluding floorplan offset	32.3	(99.9)
Adjusted net cash provided by financing activities	$116.7	$741.0
Sources and Uses of Liquidity from Operating Activities — Nine Months Ended September 30, 2025 Compared to 2024
For the Current Year, net cash provided by operating activities increased by $191.6 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $44.8 million. The increase on an adjusted basis was primarily driven by a $335.2 million decrease in inventories and asset impairment charges of $129.1 million, partially offset by a $121.7 million decrease in net income and $305.5 million decrease in floorplan notes payable - manufacturer affiliates.
Refer to Note 4. Intangible Franchise Rights and Goodwill within our Notes to Condensed Consolidated Financial Statements for further discussion of the asset impairment charges.
Sources and Uses of Liquidity from Investing Activities — Nine Months Ended September 30, 2025 Compared to 2024
For the Current Year, net cash used in investing activities decreased by $550.2 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $564.8 million, primarily due to a $707.1 million decrease in acquisition activity and a $30.2 million decrease in escrow payments for acquisitions, partially offset by a $123.4 million decrease in proceeds from the disposition of franchises and property and equipment and a $39.6 million increase in purchases of property and equipment, including real estate.

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
For the Current Year, $192.2 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Nine Months Ended September 30, 2025 Compared to 2024
For the Current Year, net cash provided by financing activities decreased by $756.5 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by financing activities decreased by $624.3 million. The decrease in net cash provided by financing activities on an adjusted basis was primarily driven by the issuance of $500 million of 6.375% Senior Notes in the Prior Year, decreases in net borrowings of real estate-related and other debt of $492.2 million, decreases in net borrowings on our U.S. Floorplan line of $290.1 million (representing the net cash activity in our floorplan offset account), and a $120.2 million increase in repurchases of common stock. These decreases were partially offset by a $773.0 million increase in net borrowings on the Acquisition Line.
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of September 30, 2025 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,750.0	$947.1	$802.9
Acquisition Line (2)	1,750.0	721.8	555.2
Total revolving credit facility	3,500.0	1,668.9	1,358.2
FMCC Facility (3)	200.0	163.6	36.4
GM Financial Facility (4)	348.1	211.0	137.1
Total U.S. credit facilities (5)	$4,048.1	$2,043.4	$1,531.7
(1) The available balance at September 30, 2025, includes $402.9 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $721.8 million is related to outstanding letters of credit of $11.8 million and $710.0 million in USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3) The available balance at September 30, 2025, includes no immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The available balance at September 30, 2025, includes no immediately available funds. The remaining available balance can be used for General Motors new and loaner vehicle inventory financing.
(5) The outstanding balance excludes $594.6 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and loaner vehicle financing not associated with any of our U.S. credit facilities.
We have other credit facilities in the U.S. and the U.K. with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% and 6.375% Senior Notes, as well as real estate related and other debt instruments. Refer to Note 10. Debt within our Notes to Condensed Consolidated Financial Statements for further information.
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

As of September 30, 2025, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of September 30, 2025
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.90
Fixed charge coverage ratio	> 1.20	3.50
Based on our position as of September 30, 2025, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 10. Debt and Note 11. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of September 30, 2025.
Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 12, 2024, our Board of Directors increased the share repurchase authorization to $500.0 million. During the Current Year, 587,437 shares were repurchased, at an average price of $425.22 per share, for a total of $249.8 million, excluding excise taxes of $1.9 million. As of September 30, 2025, we had $226.3 million available under our current share repurchase authorization.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. Refer to Note 13. Commitments and Contingencies within our Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
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
On April 2, 2025, President Donald Trump signed an executive order setting a 10 percent baseline tariff on imports, with higher rates for countries running trade surpluses with the U.S. By April 9, 2025, a follow-up order paused most of the higher reciprocal tariffs for 90 days but kept the 10 percent baseline and raised Chinese tariffs. On July 7, 2025, President Donald Trump extended the tariff modifications through August 1, 2025. On August 11, 2025, President Donald Trump further extended the suspension of country-specific reciprocal tariff rates on Chinese goods and kept the 10% rate in place through November 10, 2025. Public statements from members of the Trump Administration and President Donald Trump, himself, have indicated that negotiations are continuing with various foreign nations, although an extension of the tariff modification deadline beyond the November 10, 2025 deadline cannot be predicted with certainty at this time.
On March 26, 2025, President Donald Trump signed a proclamation under Section 232 of the Trade Expansion Act imposing a 25 percent tariff on imported automobiles and certain automobile parts. Subsequent procedures issued by the U.S. Department of Commerce provided partial relief for vehicles qualifying under the United States-Mexico-Canada Agreement and allowed manufacturers with U.S. assembly operations to apply for offsets on parts tariffs. In August 2025, a federal appeals court limited certain tariff powers under emergency statutes, but the Section 232 automobile tariffs remain in effect.
While the possibility exists for delays, reductions or exemptions of the automotive and reciprocal tariffs, the potential impacts of the tariffs described above remain uncertain and may cause a significant impact on the price of our products as well as the future mix of and demand for vehicles provided by our manufacturers, as well as alter the mix of supply and demand for used vehicles. To the extent any such tariffs remain in place for a sustained period of time, or in the event a global or domestic recession results therefrom, the disposable income of our customers could be significantly reduced, which may result in our customers deciding to delay new or used vehicle purchases or vehicle maintenance and repairs, or forego them entirely, each of which could adversely affect our results of operations and financial condition. Additionally, reciprocal tariffs, tariffs on steel, aluminum, copper and other materials, and the elevated tariffs against China could negatively impact business or consumer sentiment, demand for our products, our manufacturers’ global supply chains and the United States or global economy generally. Manufacturers’ supply chain dependencies and production facility locations vary (and planned facility locations may, in response to threatened tariffs and trade barriers, be changed), and as a result, certain manufacturers could be impacted more significantly by the imposition of tariffs than others.
Additional actions taken by the U.S. that restrict or could impact the economics of trade — including additional tariffs, trade barriers and other similar measures — could have the potential to further disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargoes, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. These developments, or the possibility that more of them could occur, may materially create or increase business uncertainty and could adversely affect the global economy and stability of global financial markets, potentially reducing trade and depressing economic activity, including demand for our products. Such changes in international trade policies may result in direct impacts to our business or indirectly to our customers or suppliers through increased costs, changes in business prospects or operating results, which could adversely affect our financial condition. The extent of such impacts cannot be predicted at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.

Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2025 — July 31, 2025	15,125	$415.40	15,125	$302.5
August 1, 2025 — August 31, 2025	74,022	$435.14	74,022	$270.3
September 1, 2025 — September 30, 2025	96,641	$454.91	96,641	$226.3
Total	185,788		185,788
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
As of September 30, 2025, we had $226.3 million available under our current share repurchase authorization. Our share repurchase authorization does not have an expiration date. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
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

10.1*	—	Separation Agreement, dated August 27, 2025, by and between Michael Jones and Group 1 Automotive, Inc.
10.2*	—	First Amendment to Separation Agreement, dated October 22, 2025, by and between Michael Jones and Group 1 Automotive Inc.
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	October 28, 2025	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer