Form 10-K
period 2025-12-31
GROUP 1 AUTOMOTIVE INC
filed 2026-02-13
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $5.5 billion based on the reported last sale price of common stock on June 30, 2025, which was the last business day of the registrant’s most recently completed second quarter.
As of February 6, 2026, there were 11,925,199 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

i

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
DMS	Dealer management system
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPS	Earnings per share
EV	Electric vehicle
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
GHG	Greenhouse Gas
OBBBA	One Big Beautiful Bill Act
OEM	Original equipment manufacturer
PII	Personally Identifiable Information
PRU	Per retail unit
PSU	Performance stock unit
ROU	Right-of-use
RSA	Restricted stock award
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
WACC	Weighted average cost of capital

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references to “we,” “us,” “our”, “Group 1” or the “Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
This Annual Report on Form 10-K (this “Form 10-K”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future supply constraints, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, as well as the impact of cyberattacks or other privacy/data security incidents, business trends in the retail automotive industry, changes to regulations and policies applicable to our operations, including battery EV mandates in the U.K. and their impact on new vehicle demand and potential changes in U.S. and global trade policy, including the imposition by the U.S. of significant tariffs on the import of automobiles and certain materials used in our parts and service operating business and the passage of the OBBBA, including the associated impact on tax deductions in the domestic car industry and elimination of certain clean energy tax credits, which could impact incentives for EV production and sales. Broader macroeconomic challenges in the U.K., including inflationary pressures, fluctuations in interest and foreign exchange rates, new OEM entrants and overall economic volatility, could further impact vehicle affordability, demand and the Company’s financial performance in that market. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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

PART I
Item 1. Business
General
Group 1 Automotive, Inc. is a leading operator in the automotive retail industry. We sell and/or lease new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts retail and wholesale. We have operations in geographically diverse markets that extend across 17 states in the U.S. and 62 towns and cities in the U.K. As of December 31, 2025, our retail network consists of 145 dealerships and 21 collision centers in the U.S. and 109 dealerships and 11 collision centers in the U.K.
Dealership Operations
Our new vehicle revenues include new vehicle sales and lease transactions, completed at our dealerships or via our digital platform. We sell retail used vehicles directly to our customers at our dealerships and via our digital platform and wholesale our used vehicles at third-party auctions. We sell replacement parts and provide both warranty and non-warranty maintenance and repair services at each of our franchised dealerships, as well as provide collision repair services at the 32 collision centers that we operate. We also sell parts to wholesale customers. Revenues from our F&I operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail sale of a new or used vehicle. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner at competitive prices.
The following charts present total revenues and gross profit contribution from our operations by new vehicles, used vehicles, parts and service and F&I for the year ended December 31, 2025 (“Current Year”):

Revenue
4%
13%
35%
49%
Gross Profit
26%
44%
10%
21%
Finance & Insurance
Parts & Service
Used Vehicles
New Vehicles

The following chart presents our diversity of new vehicle unit sales by manufacturer for the Current Year:
The following table shows our new vehicle unit sales geographic mix for the Current Year and our franchise count as of December 31, 2025:

		New vehicle unit sales geographic mix (%)	Franchises
Segment	Geographic Market
U.S.	Texas	31.6%	65
	Massachusetts	7.0%	20
	California	6.8%	7
	Oklahoma	4.6%	19
	Georgia	3.7%	10
	Maryland	3.1%	7
	Florida	3.1%	7
	South Carolina	2.4%	6
	New Mexico	2.3%	7
	New Hampshire	2.1%	5
	New Jersey	1.5%	3
	Maine	1.4%	6
	Louisiana	1.1%	6
	Kansas	1.0%	3
	Mississippi	0.4%	1
	New York	0.2%	1
	Alabama	0.2%	1
		72.4%	174

U.K.	United Kingdom	27.6%	141
		100.0%	315

Business Strategy
Our integrated strategy driven by four pillars — combining local market focus, operational excellence, differentiated parts and service business and disciplined capital allocation — positions Group 1 to deliver sustainable revenue growth, robust free cash flow and meaningful long-term value for our stockholders.
Local Focus
We believe automotive retailing is fundamentally local, and that success is earned market by market through strong customer relationships, brand representation and service capabilities. Our strategy emphasizes a local-market focus to maximize lifetime customer value across new and used vehicle sales, parts, service and collision operations, which we may not fully realize when vehicles are sold outside our markets.
While we operate at scale across the U.S. and U.K., our strategy is centered on building density within defined markets, allowing us to better serve customers, improve retention and increase share of garage across the vehicle ownership lifecycle.
Our clustered market approach enables us to offer customers multiple brands and service options within a local area, reducing reliance on any single manufacturer while capturing evolving consumer preferences, and the changing vehicle needs for families. Local scale also enhances marketing efficiency, inventory management and customer loyalty, while supporting a consistent customer experience across our stores.
By leveraging centralized processes where appropriate and maintaining local accountability at the dealership level, we believe our local focus improves throughput, reduces costs and strengthens long-term customer trust.
Operational Excellence
Operational excellence is foundational to our strategy and underpins our ability to deliver strong financial performance in varying market conditions. We focus on optimizing operations at each dealership to achieve full rooftop potential through standardization of key processes, sharing of best practices and disciplined execution.
We continue to invest in technology, data and process improvements that enhance both customer and employee efficiency, including centralized customer experience enhancements from digital retailing tools such as AI-enabled appointment setting and virtual F&I solutions. These investments allow us to scale best practices quickly, structurally lower costs and improve consistency across our operations.
Our size and market density amplify the benefits of operational excellence by enabling in-market efficiencies related to used vehicle purchasing and transfers, reconditioning, marketing investment, procurement and staffing. We believe our variable cost structure and focus on productivity provide flexibility to respond to changes in the macroeconomic environment while protecting margins.
Differentiated Parts and Service Business
Our parts and service business is a critical driver of profitability, stability and long-term customer relationships. Aftersales represents the core of our differentiated business model, providing a resilient and counter-cyclical complement to vehicle retailing.
We focus on increasing service retention across the ownership lifecycle by delivering high-quality, fair-priced, and timely service supported by factory-trained technicians, strong customer engagement and consistent execution. Our scale enables us to invest in technician recruitment and retention, training academies, scheduling flexibility and facility enhancements that support productivity and customer satisfaction.
Technology and process standardization further strengthen our parts and service operations by improving appointment access, billing accuracy, workflow management and service-to-sales integration. We believe our differentiated aftersales capabilities provide a compelling competitive advantage and a durable source of cash flow.
Disciplined Capital Planning and Allocation
Disciplined capital allocation is central to our strategy and reflects our commitment to deploying stockholder capital toward the highest return opportunities. We evaluate all capital uses — including acquisitions, capital expenditures, share repurchases, dividends, debt reduction, real estate investments and organic growth — through a consistent return-based framework.
Our acquisition strategy focuses on high-quality dealerships and brands in growth markets that complement our existing portfolio and benefit from our scale and operational capabilities. We prioritize transactions that are economically accretive, offer strong brand and geographic fit and enable additional efficiencies through market density and strong execution.

In parallel, we actively optimize our portfolio through selective dispositions of underperforming or non-strategic assets, allowing us to recycle capital into higher-return opportunities. Our strong balance sheet and low rent-adjusted leverage provide flexibility to pursue acquisitions while continuing to return capital to stockholders through share repurchases and dividends.
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
New Vehicle Sales
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
Parts and Service
We believe the principal competitive factors in the parts and service business are the quality of customer service, timeliness of service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, location, price, the availability and competence of technicians and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty maintenance and repairs, conduct manufacturer recall services and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.
F&I
We believe the principal competitive factors in the F&I business are interest rates, product availability and affordability, product knowledge, flexibility in contract length and ease of consumer understanding. We face competition in arranging financing for our customers’ vehicle purchases from a broad range of unaffiliated third-party financial institutions. Many financial institutions now offer their own menu of F&I products, providing an alternative to our product offering, which may reduce our profits from the sale of these products through reduced penetration. In certain cases, our customers in the normal course of business can cancel previously purchased F&I products resulting in the charge back to us by the product provider of a portion of the profit earned on the sale of those products.

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
The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance. For instance, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the network. However, under the U.K. Motor Vehicle Block Exemption Order 2023 (applicable until May 31, 2029), certain restrictions on dealerships are permissible in franchise agreements provided the agreements satisfy applicable conditions under U.K. competition law and do not contain prohibited restrictions, including, for example, restrictions relating to resale pricing, territorial or customer sales limitations, or access to the automotive aftermarket.

In the U.K., the FCA regulates financial services firms and financial markets, including our activities in acting as broker for the financing of vehicle sales. In January 2024, the FCA announced that it planned to undertake a formal review into the historic use of discretionary commission arrangements (“DCAs”) amid concerns that the practice of linking brokers’ commissions to the interest rate charged to customers may have been unfair to customers, resulting in customers paying too much for their car loans.
Additionally in the U.K., on October 25, 2024, the U.K. Court of Appeal issued a judgment in the three joint appeals for Johnson v Firstrand Bank Ltd, Wrench v Firstrand Bank Ltd and Hopcraft v Close Brothers Ltd (collectively, the “COA litigation”), finding that the claimants in those cases were entitled to be paid a sum equivalent to the undisclosed commission paid by their lenders to the dealerships from which they acquired their cars, plus interest. Underlying the Court’s judgment were the findings that, among other things, brokers owe fiduciary and/or disinterested duties to customers, which, among other things, require disclosure to the customer of the rate and amount of the commission paid and the basis for its calculation. As a result, the failure to provide such full commission disclosure effectively results in the failure to obtain a customer’s fully informed consent to the payment of commission. The judgment also appears to extend beyond DCAs to address all commission disclosures generally. Finally, the U.K. Court of Appeal held where there is a failure to disclose, lenders and dealerships who act as brokers are jointly and severally liable for the repayment of the commission.
After the U.K. Court of Appeal denied an initial application for permission to appeal, the motor finance dealers involved requested, and were granted permission, to appeal the decision directly to the Supreme Court of the United Kingdom. On August 1, 2025, the Supreme Court of the United Kingdom issued its judgment in the COA litigation. The Supreme Court of the United Kingdom ruled that dealers do not generally owe fiduciary duties but confirmed that, in some cases, commission arrangements that were not properly disclosed to customers could be treated as creating an unfair relationship under the Consumer Credit Act. On August 3, 2025, the FCA announced it will consult in October 2025 on a possible industry-wide redress scheme for affected consumers. On October 7, 2025, following the Supreme Court’s judgment, the FCA published Consultation Paper CP25/27 proposing an industry-wide redress scheme for motor finance customers who may have been treated unfairly due to inadequate disclosure of commission arrangements. Under the FCA’s proposed redress scheme, lenders would bear primary responsibility for delivering the proposed scheme including, identifying affected customers, assessing potential liability and administering and paying redress. The FCA has indicated that brokers will be required to support lenders by providing relevant documentation and information necessary for lenders to implement the scheme. The consultation closed on December 12, 2025, with final rules expected in early 2026, after which firms will be required to begin implementing the scheme. The FCA has indicated that compensation payments to eligible customers are expected to begin during 2026, and it has extended the pause on complaint-handling for most motor finance complaints until May 31, 2026. Therefore, at this stage, the final scope, timelines and operational expectations remain subject to the FCA’s final rules. Finally, the FCA has noted that whilst lenders will be responsible for compensation payments, brokers may still face contractual recourse obligations from lenders where such arrangements apply.
Data Privacy
We are subject to numerous laws and regulations designed to protect the information of clients, customers, employees and other third parties that we collect and maintain. Some of the more significant regulations that we are required to comply with include the U.K.’s General Data Protection Regulation (“U.K. GDPR”), the California Consumer Privacy Act, as amended and enhanced effective January 1, 2023 by the California Privacy Rights Act (as so amended, the “CCPA”), and the Federal Trade Commission (“FTC”) Safeguards Rule. These regulations provide for various data protection requirements related to protection of customer’s PII, notice requirements related to data breaches and obligations to inform a consumer, at or before collection, of the purpose and intended use of the collection and to delete a consumer’s personal information upon request. If an organization violates the U.K. GDPR, the organization can be fined up to 4% of annual global turnover or 20 million euros, whichever is greater. The CCPA allows the California Attorney General to bring actions against non-compliant businesses with fines of $2,500 per violation or, if intentional, up to $7,500 per violation and permits a private right of action for certain violations of laws. The FTC Safeguards Rule contains procedural, technical and personnel requirements that financial institutions, including dealers, must satisfy to meet their information security obligations.

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
These laws, regulations and controls may impose numerous obligations on our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurring of capital expenditures to limit or prevent releases of such material and the imposition of substantial liabilities for pollution resulting from our operations or attributable to former operations. For example, in the U.S., most of our dealerships utilize storage tanks that are subject to testing, containment, upgrading and removal regulations under the federal Resource Conservation and Recovery Act, analogous state statutes and their implementing regulations. Failure to comply with these laws, regulations and permits may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or increase of capital expenditures, restrictions, delays and cancellations in permitting or in the performance or expansion of projects and the issuance of injunctions limiting or preventing some or all of our operations in affected areas. Additionally, certain environmental laws may result in imposition of strict joint and several liability, which could cause us to become liable as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. For instance, an accidental release from one of our oil or fuel storage tanks could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations.
Properties that we now or have in the past owned or leased in the U.S. are subject to the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These statutes can impose strict joint and several liability for cleanup costs on those that are considered to have contributed to the release of a hazardous substance, including for historic spills that occurred prior to our ownership of our properties even if we did not know of, or did not cause the release of such hazardous substances. We also are subject to the Clean Water Act, analogous state statutes, and their implementing regulations which, among other things, prohibit discharges of pollutants into regulated waters, require containment of potential discharges of oil or hazardous substances and require preparation of spill contingency plans. Air emissions from some of our operations, such as vehicle painting, may be subject to the federal Clean Air Act and analogous laws. Laws and regulations protecting the environment are complex and generally become more stringent over time, which may result in increased costs for future environmental compliance and remediation. Comparable laws and regulations have been enacted in the U.K. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the U.S. Department of Labor and related state agencies also apply to our operations.
In recent years, the threat of climate change has attracted considerable attention in the U.S., U.K. and elsewhere globally. As a result, numerous proposals have been made at the international, national and state levels of government, in locations affecting our business, to monitor and limit existing emissions of GHGs, as well as to restrict or eliminate such future emissions. At the international level, the United Nations-sponsored Paris Agreement is a non-binding agreement for nations to limit their GHG emissions through individually determined reduction goals every five years after 2020, by calling for various countries to phase out fossil fuels and subsidies related to the same, though none have been legally binding. Although the U.S. is not currently a party to the Paris Agreement, the U.K. is committed to the Paris Agreement and has announced a ban on the sale of new gasoline and diesel cars after 2030, with all new cars and vans required to be fully zero-emission by 2035. However, proposals have since been made to rescind or dramatically scale back the U.K. ban. Similar planned bans have been announced in states such as California, New Mexico, Massachusetts and New York.
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

Gas and diesel-powered automobiles are a source of GHG emissions and in the recent past, the U.S. Environmental Protection Agency (“EPA”), together with the National Highway Traffic Safety Administration (“NHTSA”), implemented GHG emissions limits on vehicles manufactured for operation in the U.S. Vehicle manufacturers in the U.S. are subject to regulations by the EPA and the NHTSA that establish corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles. In March 2024, the EPA finalized standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. The final rule sets new, strict standards intended to reduce air pollutant emissions, including GHG emissions. Although the new standards are subject to legal challenge, the litigation is being held in abeyance while the agencies consider new standards. In January 2025, NHTSA announced it would review and reconsider all existing fuel economy standards applicable to motor vehicles produced from 2022 forward, including the CAFE standards. To guide the agency’s rulemaking process for the replacement standards, NHTSA issued an interpretative rule in June 2025 that set forth the agency’s interpretation of the factors the agency is prohibited by law from considering when setting maximum feasible fuel economy standards. NHTSA’s interpretative rule was subject to multiple legal challenges, though the litigation is currently being held in abeyance. In December 2025, NHTSA published a proposed rule to amend the CAFE standards for light-duty vehicles for model years 2022 to 2031. The proposed rule rolls back future model year fuel economy targets, reduces annual increases and removes the consideration of the availability of alternative fuel technology, including EVs, from the fuel economy targets. Medium- and heavy-duty standards remain under consideration. The substance and timing of updated final CAFE standards are uncertain. Additionally, EPA has proposed rescinding the GHG “Endangerment Finding,” which underpins the majority of the EPA’s GHG regulations, and the federal CAFE standards. We cannot predict whether such efforts will ultimately be successful.
California and other states have indicated they would pursue more stringent CAFE and GHG standards than required by current EPA and NHTSA standards. For example, in 2022, California issued its Advanced Clean Car II regulations, which set stricter emissions standards for light duty vehicles and mandated a transition to EVs by model year 2035. In December 2024, the EPA granted the California Air Resources Board a waiver under the Clean Air Act to implement and enforce the regulations. However, in June 2025, President Donald Trump signed three Congressional Review Act resolutions disapproving California’s Clean Air Act preemption waivers. This action was subsequently challenged by California and ten other states, and the legal challenges remain ongoing. We cannot predict whether such efforts will ultimately be successful.
Comparable laws and regulations have been enacted in the U.K., including updated standards for cars, vans and heavy-duty trucks for upcoming model years. Our OEMs require lead time to prepare new vehicle models and more stringent regulations could result in increased costs and time constraints or result in our OEMs deciding to increase production targets of EVs in anticipation of such regulations. These developments could also significantly increase our costs of operation as well as reduce our volume of business. For additional information, see Item 1A. Risk Factors.
President Donald Trump issued a series of executive orders since taking office in January 2025, including executive orders impacting environmental regulations. Further, the Trump Administration has taken steps to repeal or otherwise modify certain existing environmental regulations. We cannot predict whether or not these regulatory repeals will ultimately be successful or if future administrations may seek to restore such regulations. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events, for additional information regarding these executive orders and regulatory changes.
Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:
•claims by employees, customers or other third parties for personal injury, property damage or other matters;
•natural disasters, such as hail, flood, tornadoes, hurricanes and wildfires;
•cybersecurity incidents or information technology system failures resulting in business interruption, data loss, or other adverse impacts; and
•potential fines and civil and criminal penalties resulting from alleged violations of federal and state laws, regulatory requirements and other local laws in the jurisdictions in which we operate.
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
As of December 31, 2025, we had 20,452 employees (full-time, part-time and temporary), of which 13,563 were employed in the U.S. and 6,889 in the U.K.
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
Training and Development
We routinely create and offer department or job-specific training, professional development opportunities and leadership development training to meet employees’ needs. Employees have opportunities for various certification levels based on training completed and tenure. We have also developed a management training program and a technician training program to attract talent to the automotive industry. In addition to providing career growth pathways for employees, annually our Board of Directors reviews management’s succession planning for key positions throughout the organization.
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
Internet Website and Availability of Public Filings
Our internet address is www.group1corp.com. We make the following information available free of charge on our website:
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
•Our Corporate Governance Guidelines;
•The charters for our Audit, Compensation & Human Resources, Finance/Risk Management and Governance & Corporate Responsibility Committees;
•Our Code of Conduct for Directors, Officers and Employees (“Code of Conduct”);
•Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller (“Code of Ethics”); and
•Our Corporate Responsibility Report.
Within the time period required by the SEC and the New York Stock Exchange, as applicable, we will post on our website any modifications to the Code of Conduct and Code of Ethics and any waivers applicable to senior officers as defined in the Code of Conduct or Code of Ethics, as applicable, as required by the Sarbanes-Oxley Act of 2002. We make our filings with the SEC available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC also maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding our company that we file and furnish electronically with the SEC.

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
The automotive retail industry, and especially vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, exchange rates, fuel prices, technology and business model changes, new OEM entrants, supply conditions, consumer transportation preferences, unemployment rates and credit availability. Consumer spending can be materially and adversely impacted by periods of economic uncertainty or by consumer concern about manufacturer viability. Increased tariffs may increase inflation, which would likely result in interest rates not decreasing as fast as expected and consumer demand declining as a result of increased costs of vehicle ownership.
The global economy has experienced elevated levels of inflation in recent years. In response to higher than historical average inflationary pressures and challenging macroeconomic conditions, the U.S. Federal Reserve (“the Federal Reserve”), along with other central banks, including in the U.K., maintained interest rates at elevated levels throughout 2023. In 2024, inflation began to return to historical norms. As a result, during the year ended December 31, 2024 (“Prior Year”), the Federal Reserve and the Bank of England lowered their interest rates by 100 and 50 basis points, respectively, and during the Current Year, further lowered their interest rates by 75 and 100 basis points, respectively, in an effort to stimulate economic activity and reduce unemployment. The impact of the lowering of interest rates on the levels of inflation and unemployment in the U.S., U.K. and Europe is uncertain. In Europe, rising energy costs as a result of supply disruptions and increased winter demand for heating could place strain on our suppliers’ ability to maintain current production levels of vehicles and vehicle parts. Across the European Union, these energy constraints could result in nations or regions enacting emergency energy related policies, limiting energy availability for manufacturers. The impact of these macroeconomic developments on our operations cannot be predicted with certainty.
Inflation, increased energy costs and a prolonged recession could adversely impact our operations, the operations of our suppliers and customer demand for our vehicles, parts and services. The risk of slower future interest rate cuts or the maintenance of interest rates at current elevated levels could have a material adverse impact on our interest expense and ability to obtain financing through the debt markets, as well as consumers’ ability to obtain financing for the purchase of new and used vehicles. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional analysis regarding our interest rate sensitivity.
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

While EV sales grew in prior years, EV demand began to stabilize in 2025 in the U.S. Consumers continue to express concerns with respect to access to charging infrastructure, affordability and battery range, which may limit broader adoption of EVs. If EV demand remains uncertain while OEMs continue to shift product strategies and production plans, there could be a material adverse effect on our business and results of operations. In addition, President Donald Trump issued a series of executive orders since taking office in January 2025, including an executive order eliminating the EV mandate and the OBBBA, which was signed into law in July 2025, eliminates multiple credits previously made available for new and used EVs. Significant shifts to increase or decrease EV demand could have material impacts on the operations of our OEM partners, which could lead to a material adverse effect on our dealership business and our results of operations. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events, for additional information regarding these executive orders and the OBBBA.
The U.K. government has established mandated targets for the sale of new zero emissions vehicles with increasing targets in future years. The government targets established for 2026 are higher than those previously required in 2025 and are expected to further challenge new vehicle sales in 2026 and beyond. These EV mandates could impact our vehicle manufacturers’ production mix and volumes, which in turn may impact our new vehicle sales and results of operations. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events, for additional information regarding the EV mandate.
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
While the possibility exists for delays, reductions or exemptions of the automotive and reciprocal tariffs, the potential impacts of the tariffs described above remain uncertain and may cause a significant impact on the affordability of our products as well as the future mix of and demand for vehicles provided by our manufacturers, as well as alter the mix of supply and demand for used vehicles. To the extent any such tariffs remain in place for a sustained period of time, or in the event a global or domestic recession results therefrom, the disposable income of our customers could be significantly reduced, which may result in our customers deciding to delay new or used vehicle purchases or vehicle maintenance and repairs, or forego them entirely, each of which could adversely affect our results of operations and financial condition. Additionally, reciprocal tariffs, tariffs on steel, aluminum, copper and other materials and the elevated tariffs against China could negatively impact business or consumer sentiment, demand for our products, our manufacturers’ global supply chains and the U.S. or global economy generally. Manufacturers’ supply chain dependencies and production facility locations vary (and planned facility locations may, in response to threatened tariffs and trade barriers, be changed), and as a result, certain manufacturers could be impacted more significantly by the imposition of tariffs than others.
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
We rely on the positive cash flow we generate from our operations and our access to the credit and capital markets to fund our operations, growth strategy and return of cash to our shareholders through share repurchases and dividends. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. Our debt securities currently are rated just below investment-grade and a downgrade of this rating likely would negatively impact our access to the debt markets and increase our cost of borrowing. Disruptions in the debt markets or any downgrade of our credit ratings could adversely affect our operations and financial condition and our ability to finance acquisitions or return cash to our shareholders. We can make no assurances that our ability to obtain additional financing through the debt markets will not be adversely affected by economic conditions or that we will be able to maintain or improve our current credit ratings.

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
Manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. Certain of our OEM partners, including Toyota, have recently announced their intention to reduce these forms of dealership financial assistance in order to improve their profitability. If our OEM partners reduce or eliminate such incentives or increase the prices of their products, it could negatively impact consumer demand for new vehicles and adversely affect our sales volumes and profitability. Additionally, a discontinuation or material change in our manufacturers’ warranty and incentive programs could adversely affect our business. Manufacturers also provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and we bill the manufacturer directly, as opposed to invoicing the customer. In addition, we rely on manufacturers for various financing programs, OEM replacement parts, training, up-to-date product design, development of advertising materials and programs and other items necessary for the success of our dealerships.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, including due to bankruptcy, product defects, litigation, ability to keep up with technology and business model changes, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters, including fires such as that at a major U.S. aluminum production facility in 2025, cybersecurity incidents or other adverse events. In particular, all of our OEMs are investing material amounts to develop electric and autonomous vehicles. These investments could cause financial strain on our OEMs or fail to deliver attractive vehicles for customers, which could lead to adverse impacts on our business. The OEMs have been and could continue to be impacted by disruptions to the economy, lower than anticipated EV adoption, higher supply chain costs than emerging EV manufacturer competitors, delays in increasing factory production, labor negotiations, parts shortages, including semiconductor chips, and other disruptions. Since 2024, a number of OEMs have announced write-offs of certain of their EV investments or scaled down electrification plans as EV demand slows, further contributing to the uncertainty of the EV market outlook and the long-term viability and profitability of OEM’s. These and other risks could materially adversely affect the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
Since 2024, the majority of our manufacturers’ production increased, driving an improvement in vehicles days’ supply. Our new vehicle days’ supply of inventory was approximately 46 days as of December 31, 2025, as compared to 44 days and 37 days for the years ended December 31, 2024 and 2023, respectively. It is impossible to predict with certainty when normalized production will resume at these manufacturers. If our manufacturers’ production remains at current reduced levels or in some cases continues to decline, diminishing our ability to meet the immediate needs of our customers, the production shortage could have a material adverse impact on our financial and operating results.
Additionally, President Donald Trump issued a series of executive orders since taking office in January 2025, including executive orders regarding tariffs. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events, for additional information regarding these executive orders. Many manufacturers of vehicles, parts and supplies are dependent on imported products and raw materials in their production. Any significant increase in existing tariffs on such goods and raw materials, or implementation of new tariffs, could increase production costs for OEM’s that would then be passed on to consumers, potentially leading to higher vehicle prices and reduced demand, which in turn could adversely affect our profits on the vehicles we sell. Additionally, the tariffs and other market developments could potentially cause our current OEMs to lose market share to emerging EV-only OEMs. Market share losses could not only impair our sales and profits but lead to potential impairments.

In addition, we may face increased competition in the markets in which we operate from vehicle manufacturers not currently represented in our dealership portfolio, including emerging Chinese automotive manufacturers. In the U.K., Chinese-branded vehicles have increased their share of new vehicle sales in recent periods, growing from approximately 8% in 2024 to approximately 13% in 2025. These manufacturers often compete aggressively on price and have expanded their offerings, including electric and hybrid vehicles, which may appeal to certain customer segments. While Chinese automotive brands currently have a limited presence in the U.S., similar competitive dynamics could develop over time. Increases in market share by new manufacturers, such as Chinese automotive brands, in either the U.K. or the U.S., could reduce demand for the vehicles we sell, increase competitive pressure on pricing and margins and adversely affect new vehicle sales volumes at our dealerships. These factors could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to enter into new franchise agreements with manufacturers in connection with dealership acquisitions or maintain or renew our existing franchise agreements on favorable terms, our operations may be significantly impaired.
We are dependent on our relationships with manufacturers, which exercise a great degree of influence over our operations through the franchise and similar agreements. These agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including network consolidation plans, any unapproved changes of ownership or management, sales and customer satisfaction performance deficiencies and other material breaches of the franchise agreements. For example, in 2023, in the U.K., an OEM disclosed a five-year plan to reduce the number of partners in its dealer network. That plan may require us to dispose of, or close, up to 16 of our dealerships. Correspondingly, the plan may require us to purchase dealerships adjacent to our territories. In the U.S., manufacturers may also have a right of first refusal if we seek to sell dealerships. We also cannot guarantee that the terms of any renewals will be as favorable to us as our current agreements. Although we are generally protected in the U.S. by automotive dealership franchise laws requiring “good cause” be shown for such termination, if such an instance occurs, we cannot guarantee that the termination of the franchise will not be successful.
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
The automotive retail industry is highly competitive. Within our markets we are subject to competition from franchised automotive dealerships and other businesses as it relates to new and used vehicles, F&I and parts and service. The internet has become a significant part of the advertising and sales process in our industry. Customers are using the internet to compare prices for new and used vehicles, automotive repair and maintenance services, finance and insurance products and other automotive products. If we are unable to effectively use the internet to attract customers to our own online channels and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations and cash flows could be materially adversely affected. The use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about the Company or any of our dealerships could damage our reputation and brand names, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•failing to implement or improve controls and policies and information systems (“IT”);
•impairing relationships with employees, manufacturers and customers; and
•incorrectly valuing acquired entities.
The integration process for acquisitions requires us to expand the scope of our operations and financial and other systems. Our management devotes a substantial amount of time and attention to the process of integrating the operations of acquired dealerships into our business.
If any of these factors limit our ability to successfully integrate acquired dealerships into our operations or on a timely basis, our expectations regarding future results of operations, including certain revenue and expense synergies expected to result from acquisitions, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the acquisitions. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.
Vehicle manufacturers may alter their distribution models.
Certain vehicle manufacturers have adopted an agency model for distribution of vehicles in the U.K. after collaborating with various automotive retailers and conducting pilot programs. In addition, other vehicle manufacturers serving the U.K. and U.S. markets have announced plans to explore an agency model for selling new vehicles. Under an agency model, our franchised dealerships receive a fee for facilitating the sale of a new vehicle to a customer but no longer record the vehicle sales price as revenue, record vehicles in inventory or incur floorplan interest expense, as has been historical practice. Agency models adopted by vehicle manufacturers have resulted in reduced revenues, as we act as an agent of the vehicle manufacturer, receiving a commission for each sale and other expense fee support. We have not experienced a material negative or positive impact to the U.K. gross margin and consolidated results of operations as a result of the change to the agency model. Notwithstanding this fact, we cannot predict the actions of other manufacturers and whether the agency models proposed by them will have the same terms and conditions as those currently in effect. The agency model, if adopted by additional manufacturers, would reduce revenues with only the facilitation fee recorded as revenue. The other impacts to our U.K. and the U.S. segments and consolidated results of operations remain uncertain until such time as vehicle manufacturers provide additional details regarding their specific agency model plans. We are uncertain if agency models will be widely adopted in the U.K. or U.S.

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
Many components of our business, including data management, key operational processes and critical customer systems, are provided by or licensed from various third-party vendors and suppliers. In addition, we also rely on third-party vendors to supply key products and services to us and our customers. One or more of these third-party vendors or suppliers may experience financial distress, technology challenges, cybersecurity incidents, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer other disruptions in their business, each of which could affect their ability to serve us and our customers. For example, in June 2024, CDK Global LLC (“CDK”) experienced a cybersecurity event, which resulted in service outages on CDK’s dealers’ systems including our CDK DMS. If any of our vendors or suppliers fail to deliver their products or services for any reason, our business and results of operations and financial condition could be materially and adversely impacted.
A failure of any of our IT or those of our third-party service providers or a cybersecurity incident, including loss or unauthorized access of confidential information or PII about our customers or employees, could negatively affect our business, operations and financial condition.
We depend on the efficient operation of our IT and those of our third-party service providers and rely on IT at our dealerships in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on two DMSs, one DMS for the U.S. and one DMS for the U.K. Additionally, in the ordinary course of business, we receive significant PII about our customers and our employees. PII is primarily collected at our dealerships and through our digital platform via an online DMS. A cybersecurity attack to obtain such information could be caused by malicious insiders and third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, malware, fraud, trickery, or other forms of deception. Although companies across all industries are affected by malicious efforts to obtain access to PII, the automotive dealership industry has been a particular target of identity thieves. The techniques used by cyber attackers change frequently and may be difficult to detect. We have implemented security measures that are designed to detect and protect against cyberattacks, as well as policies governing the deletion of PII, to limit the information exposed to a potential cyberattack.
Despite these measures and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, malware, lost or misplaced data, programming errors, scams, ransomware, burglary, human errors, acts of vandalism, misdirected wire transfers or other events. If an unauthorized party is successful in obtaining trade secrets, PII, confidential, or otherwise protected information of our dealerships, our customers or our employees or in disrupting our operations through a cyberattack, the attack could result in loss of revenue, increase the costs of doing business, harm our competitiveness, reputation or customer or vendor relationships, satisfaction or loyalty. In addition, security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, administrative, civil or criminal investigations or actions, any of which could have a material adverse effect on our business, results of operations or financial condition. Likewise, our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party IT, customer relations management tools or other software, or to the extent that any of these systems become unavailable to us or fail to perform as designed for an extended period of time or (ii) our relationship with our DMS providers or any other third-party provider deteriorates.

Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems and third-party vendors. For example, during the quarter ended June 30, 2024, we were informed of a cybersecurity incident experienced by CDK, which resulted in service outages on CDK’s dealers’ systems (the “CDK Incident”). CDK provides clients in the automotive industry, including our dealerships in the U.S., with a software as a service platform used by dealerships in managing customer relationships, sales, financing, service, inventory and back-office operations. In response to the CDK Incident, we immediately activated our cyber incident response procedures and proactively took measures to protect and isolate our systems from CDK’s platform. All of our U.S. dealerships continued to conduct business using alternative processes until CDK’s dealers’ systems were fully back online. We also do not believe that the CDK Incident resulted in a breach of any PII about our customers or employees. Our dealerships in the U.K. do not use CDK’s dealers’ systems and were therefore not impacted by the CDK service outage. As a consequence, we do not expect the CDK Incident to have a material impact on our overall financial condition or on its ongoing results of operations. However, if we, or any of our third-party services providers were to experience a material cybersecurity event, our business and results of operations and financial condition could be materially and adversely impacted.
A cybersecurity breach, including loss of confidential information or a breach of PII about our customers or employees, could negatively affect operations and result in high costs.
In the ordinary course of business, we receive significant PII about our customers and our employees. A cybersecurity attack to obtain such information could be caused by malicious insiders and third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery, or other forms of deception. Although many companies across many industries are affected by malicious efforts to obtain access to PII, the automotive dealership industry and overall retail industry have been a particular target of identity thieves. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. We have implemented security measures that are designed to detect and protect against cyberattacks, as well as policies governing the deletion of PII, to limit the information exposed to a potential cyberattack.
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
We have operations in the U.K. and as a result, we may face political and economic risks and uncertainties with respect to our international operations. These risks may include, but are not limited to:
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
•fluctuations in foreign currency translations within our financial statements driven by exchange rate volatility; and
•infrastructure challenges associated with the U.K.’s transition to EVs.
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
Legal, Regulatory and Compliance Risks
Regulatory requirements to reduce emissions in response to climate change, as well as changes in consumer demand towards fuel-efficient vehicles, and shifts in product offerings by manufacturers to meet such demand could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations.
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

Changes in fuel prices, changes in customer preferences, government support, improvements in EVs and more EV options have increased the customer demand for more fuel-efficient vehicles and EVs. Significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that have or may be imposed on vehicles and automobile fuels could adversely affect demand for certain vehicles, annual miles driven or the products we sell. However, vehicle fuel economy standards, and the ability of federal and state agencies to set fuel economy standards, have recently been subject to significant uncertainty. In August 2025, the EPA issued a proposed rule to rescind the “Endangerment Finding,” which underpins the majority of the EPA’s GHG regulations, and all GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines. We cannot predict whether such efforts will ultimately be successful. Moreover, in December 2025, NHTSA published a proposed rule to amend the fuel economy standards for light-duty vehicles for model years 2022 to 2031. The proposed rule rolls back future model year fuel economy targets, reduces annual increases and removes the consideration of the availability of alternative fuel technology, including EVs, from the fuel economy targets, though the substance and timing of the final rule is uncertain. However, any future standards that result in stricter fuel economy standards could significantly increase our costs of operation as well as reduce our volume of business. Representatives of the U.K. government have committed to a ban on the sale of new gasoline and diesel cars after 2030, with all new cars and vans required to be fully zero-emission by 2035, although proposals have since been made to rescind or dramatically scale back the ban. These and similar proposals may have a significant impact on the future mix of vehicles provided by our manufacturers. Any future impact of these regulations on our operations cannot be predicted with certainty.
With a potential increase in demand by consumers for EVs, and the former Biden administration’s support for such actions, certain manufacturers announced plans to increase production of fuel-efficient vehicles and EVs. As more EVs potentially enter the market, and internal combustion or diesel engine vehicle production is reduced, it will be necessary to adapt to such changes by selling and servicing these units effectively in order to meet consumer demands and support the profitability of our dealerships. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to EV and other technologies that minimize emissions. If maintenance costs of EVs were to substantially decrease, this could have a material adverse effect on our parts and service revenues. If consumer demand increases for fuel efficient vehicles or EVs and our manufacturers are not able to adapt and produce vehicles that meet the customer demands or we are unable to align with the manufacturers of these vehicles, such events could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations. However, incentives for EVs have recently been subject to significant change and uncertainty. President Donald Trump issued a series of executive orders since taking office in January 2025, including an executive order eliminating the EV mandate and the OBBBA eliminates multiple credits previously made available for new and used EVs. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events, for additional information regarding these executive orders and the OBBBA.
Additionally, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions, with reporting required on or before August 10, 2026. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws was to begin in 2026. However, both laws are currently subject to legal challenges and on November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit enjoined the implementation of the CRFRA, leaving the deadline for the initial report under the CRFRA unclear. Although the outcome of the legal challenges are uncertain at this time, finalization and implementation may result in additional costs to comply with these disclosure requirements, as well as increased costs of and restrictions on access to capital for us or our customers.
Increased attention to sustainability matters may adversely impact our business, reputation and access to capital.
We face increased attention and evolving expectations from investors, regulators and other stakeholders regarding sustainability matters, including climate change, environmental and social impacts, and voluntary or mandatory climate disclosures. Increased demand for alternative forms of energy may increase costs, reduce demand for our products, and contribute to increased investigations and litigation, any of which could adversely our business. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for our products and additional governmental investigations and private litigation against us. In some cases, liability or regulatory action may be pursued without regard to our causation of, or contribution to, the asserted harm. While we may participate in various sustainability frameworks and certification programs, we cannot guarantee that such participation or certification will achieve intended outcomes or improve perceptions of our products or business.

Voluntary sustainability disclosures may be based on expectations, assumptions or hypothetical scenarios that are uncertain, subject to change and difficult to verify over long time horizons. Such expectations, assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring, and reporting on many sustainability matters. Additionally, while we may also announce various voluntary sustainability targets, such targets are often aspirational and may be subject to change depending on changed circumstances, methodologies, business forecasts or other factors. We may not be able to meet or make progress against such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. Despite these aspirational goals, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to pursue or implement such goals, in whole or in part, because of potential costs or technical or operational obstacles.
Certain public statements regarding sustainability matters are subject to increasing regulatory, litigation and political scrutiny, including allegations of “greenwashing” or challenges from so-called “anti-ESG” constituencies, which could result in investigations, enforcement actions, litigation or reputational harm. Additionally, certain employment or business practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors. The complex regulatory and legal frameworks applicable to such initiatives continue to evolve. As a result, we may face increased litigation risks from private parties and governmental authorities related to our sustainability efforts. Such sustainability-related matters may also impact our customers or suppliers, which may adversely impact our business, financial condition, or results of operations.
Changes to laws and regulations could adversely impact our operations and financial condition.
New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in December 2023, the FTC adopted new regulations for automotive dealers that would prohibit a wide range of current industry-accepted sales practices with regard to sales and advertising of our vehicles and products, require an extensive series of both oral and written disclosures to be made at the initial contact in regard to the sale price of vehicles, financial terms and voluntary protection products, mandate the posting of certain pricing and other information on dealer websites, and impose burdensome recordkeeping requirements. While the proposed rule has been vacated, California has adopted its version which captures some of the disclosure and transparency goals of the FTC. Our failure to adhere to these new rules or similar future regulations could subject the Company to significant monetary and other penalties or require us to make adjustments to our products and services, any or all of which could result in lost revenues, increased expenses and substantial adverse publicity. These changes, if adopted as proposed, may lead to longer transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and impose recordkeeping burdens on our employees, among other effects. If these regulations were to be enacted, it could have an adverse effect on our business and profitability. Future legislation and regulations and changes in existing legislation and regulations, or interpretations thereof, could cause additional expenditures, tax liabilities, restrictions and delays in connection with our current business as well as future projects, the extent of which cannot be predicted.
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

Operational risks associated with environmental, health, and safety laws and regulations may expose us to significant costs and liabilities.
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
With a potential increase in demand by consumers for EVs, we may incur costs and liabilities to sell and service EVs, including, but not limited to, personal protective equipment for employees, capital expenditures for specialized tools and equipment, service shop space and battery storage costs. However, incentives related to EVs have recently been subject to change and uncertainty. President Donald Trump issued a series of executive orders since taking office in January 2025, including executive orders eliminating the EV mandate and impacting environmental regulations, and the OBBBA eliminates multiple credits previously made available for new and used EVs. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events, for additional information regarding these executive orders and the OBBBA.
Additionally, vehicle manufacturers in the U.S. and U.K. are subject to varying guidelines, laws and regulations adopted by their applicable governmental and administrative agencies, which include GHG emissions and CAFE standards in the U.S. Such standards may affect our manufacturers’ ability to produce cost effective vehicles, which may have a material adverse effect on our sales.
Refer to Item 1. Business — Governmental Regulations for further discussion of environmental regulations impacting our business.
Risks Related to Accounting Matters
The impairment of our goodwill and/or indefinite-lived intangibles could have a material adverse effect on our results of operations.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Performance issues at individual dealerships, as well as adverse retail automotive industry and economic trends, increase the risk of an impairment charge, which could have a material adverse impact on our results of operations. During the year ended December 31, 2025, we recorded $93.0 million of goodwill impairments. No goodwill impairments were recorded during the years ended December 31, 2024 and 2023. During the years ended December 31, 2025, 2024 and 2023, we recognized $91.1 million, $28.2 million and $25.1 million, respectively, of intangible franchise rights impairment. We may be required to record impairment charges if market and industry conditions deteriorate to such a level whereby the fair value of our reporting units, individually, is less than the carrying value of the corresponding reporting unit. We are subject to several market and industry risks as outlined elsewhere herein this Item 1A. Risk Factors, which could have a material adverse impact on our cash flows. We cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge could have an adverse effect on our results of operations. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of impairment.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Description of Processes for Assessing, Identifying and Managing Cybersecurity Risks
In the ordinary course of business, our IT on which we run our business operations and store confidential or proprietary data, such as PII about our customers and our employees, are subject to potential cyber-attack. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. See Item 1A. Risk Factors for additional information about the risks to our business associated with a breach or compromise to our IT systems. We have implemented security measures that are designed to detect and protect against cyberattacks. We endeavor to align our processes and procedures with the National Institute of Standards and Technology Cybersecurity Framework. In particular, we seek to assess, identify and manage cybersecurity risks through the processes described below:
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
Incident Identification and Response
A security information and event management process (“SIEM”) has been implemented to help identify cybersecurity incidents. In the event of any breach or cybersecurity incident, we have an incident response plan within our SIEM that is designed to provide for action to contain the incident, mitigate the impact and restore normal operations efficiently. Our IT and Security team manages our incident response plan, which establishes a comprehensive system and process for tracking and logging cybersecurity occurrences, reviewing the occurrences to determine whether remediation or escalation is appropriate, and escalating certain occurrences to the Company’s Chief Information Officer (the “CIO”) for further review and assessment. We conduct annual exercises and reviews of our cyber incident response plan.
Cybersecurity Training and Awareness
Cybersecurity awareness among our employees is promoted with regular training and phishing awareness programs. Employees who access our systems are required to undergo cybersecurity training and, each year, employees are required to test their understanding of our cybersecurity policies. Further, our employees that handle PII are required to undergo specialized training on the appropriate management, use and protection of that information.
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

Encryption and Data Protection
Encryption methods are used to protect sensitive data in transit and at rest. This includes the encryption of customer data, financial information and other confidential data. We also have a program in place to monitor our retained data by identifying PII and ensuring it is not stored outside of approved locations and systems. We maintain policies that govern the deletion of PII to limit the information exposed to a potential cyberattack. We have endeavored to use strong, up-to-date encryption algorithms and to regularly update and patch systems in an effort to guard against vulnerabilities. Similarly, we have sought to manage encryption keys with use of a secure key management system and rotation of keys after use. We have implemented secure protocols, including, e.g., HTTP secure for web traffic, secure file transfer protocol for file transfers and application programming interfaces.
Additionally, we have sought to implement processes designed to monitor cybersecurity and protect our data. Our cybersecurity safeguards, including those provided by third parties, are designed to monitor for unauthorized access. These services are designed to monitor both internal and external threats.
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
Impact of Risks from Cybersecurity Threats
As of the date of this Form 10-K, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, and financial condition. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Our processes designed to monitor cybersecurity incidents are also intended to protect our data. Our cybersecurity safeguards, including those provided by third parties, are designed to monitor for unauthorized access, extraction, and deletion of certain sensitive data, large quantities of data, and other anomalous network traffic. These services are designed to monitor both internal and external threats. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences to our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See Item 1A. Risk Factors for additional information about the risks to our business associated with a breach or compromise to our IT systems.
Board of Directors’ Oversight of Risks from Cybersecurity Threats
The Board of Directors oversees risks from cybersecurity threats. The Board of Directors delegates oversight of our enterprises’ operational risks, including quarterly reviews of cybersecurity and data protection, to the Finance/Risk Management Committee, and delegates compliance with cybersecurity policies to the Audit Committee. Both the Finance/Risk Management Committee and the Audit Committee report to the full Board of Directors on cybersecurity matters. Additionally, on an annual basis, management reviews results from tests of key cybersecurity systems with the full Board of Directors and the steps taken to mitigate new cybersecurity risks which have been identified.
The Finance/Risk Management Committee oversees the formal process to identify risks company-wide, allocate them to the appropriate committee of the Board of Directors, and ensure that risk mitigation activities are being followed. At each of its meetings, the Finance/Risk Management Committee receives presentations from our CIO on cybersecurity and information security risk, as well as our cybersecurity initiatives.
The Audit Committee oversees compliance with cybersecurity policies with guidance from members of management, including the Vice President of Internal Audit, who informs the Audit Committee on the audit results of cybersecurity controls.

Management’s Role in Assessing and Managing Cybersecurity Threats
Our CIO is responsible for assessing and managing the Company’s material risks from cybersecurity threats, including our efforts to comply with cybersecurity standards, establish industry-recognized protocols and protect the integrity, confidentiality and availability of our IT infrastructure. The CIO is supported by the IT and Security team. Our CIO and various members of the IT and Security team meet regularly to address key security and privacy issues. Our CIO reports to our Chief Financial Officer and has more than 26 years of infrastructure and cybersecurity experience, having served in various technology leadership roles at the Company since joining in 1999. The Company has an established review and escalation process for assessing cybersecurity occurrences, and if necessary, escalating cybersecurity incidents to members of our senior management team and Board of Directors. Our internal audit department additionally conducts regular audits to assess management’s processes and controls employed to identify and manage material cybersecurity risks.
Item 2. Properties
We lease our corporate headquarters, located at 730 Town and Country Blvd, Suite 500, Houston, Texas. We lease our regional headquarters in the U.K. As of December 31, 2025, we had 254 dealerships as shown below by segment and by whether the associated real estate is leased or owned:

	Dealerships
Segment	Owned	Leased
United States	118	27
United Kingdom	63	46
Total	181	73
Item 3. Legal Proceedings
For discussion of our legal proceedings, refer to Note 17. Commitments and Contingencies within our Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 32 holders of record of our common stock as of February 6, 2026. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2025 — October 31, 2025	273,174	$417.31	273,174	$112.3
November 1, 2025 — November 30, 2025	348,748	$391.62	348,748	$433.2
December 1, 2025 — December 31, 2025	133,870	$406.80	133,870	$378.7
Total	755,792		755,792
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit and at a prescribed cost limit per share. On November 11, 2025, our Board of Directors increased the Company’s share repurchase authorization to $500.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 trading plans or in privately negotiated transactions. The timing of share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant.
As of December 31, 2025, we had $378.7 million available under our current share repurchase authorization. Our share repurchase authorization does not have an expiration date. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases.
Performance Graph
The following graph and table compare the performance of our common stock to the S&P 500 Index and to an industry peer group for our last five fiscal years. The members of the peer group are Asbury Automotive Group, Inc., AutoNation, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc. and Sonic Automotive, Inc. The information contained in the table below was provided by Zack’s Investment Research, Inc.
The returns of each member of the peer group are weighted according to each member’s stock market capitalization. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2020, and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
400.00
300.00
200.00
100.00
0.00
2020
2021
2022
2023
2024
2025
Group 1 Automotive, Inc.
S&P 500 Index - Total Return
Peer Group

	Base Period	Indexed Returns for the Years Ended
Company /Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Group 1 Automotive, Inc.	$100.00	$150.03	$139.74	$237.80	$330.70	$309.98
S&P 500 Index — Total Return	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	$100.00	$139.90	$129.19	$183.17	$194.64	$202.49
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part I, including the matters set forth in Item 1A. Risk Factors, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Refer to Item 1. Business — General for an overview of our operations. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2024 compared to fiscal year 2023.
Overview
Our operating results reflect the combined performance of each of our interrelated business activities. Historically, various facets of our business have been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, government trade policies, consumer confidence, consumer transportation preferences, discretionary spending levels, availability and affordability of consumer credit, new vehicle introductions and innovations, manufacturer incentives, weather patterns, fuel prices, inflation and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such sales volume changes.
Recent Events
Changes in trade policy, tariffs and other governmental actions during the Current Year introduced additional uncertainty for the automotive industry. On November 4, 2025, President Donald Trump issued an executive order directing federal agencies to modify the U.S. tariff schedules for designated Chinese-origin goods under an existing bilateral arrangement. While we do not directly import vehicles or parts from China, tariff changes may affect OEM pricing for vehicles, components, and accessories sourced from Chinese suppliers. We are monitoring subsequent agency actions to evaluate any impact on vehicle and parts costs. Effective November 1, 2025, a proclamation under Section 232 imposed 25% tariffs on imported medium- and heavy-duty trucks and parts. It also granted a 3.75% production credit through 2030 for vehicles and engines assembled in the U.S. The measure is expected to affect vehicle costs, sourcing, and production decisions across the automotive industry, particularly for companies involved in the distribution and sale of medium- and heavy-duty vehicles. Separately, effective retroactive to August 7, 2025, an order implementing the U.S.–Japan Agreement generally set a 15% duty on automobiles and auto parts from Japan, adjusted for existing tariff rates, replacing higher additional duties previously applied to these products.
Effective June 23, 2025, the U.S.–U.K. Economic Prosperity Deal established an annual quota allowing 100,000 U.K.-made vehicles to enter the U.S. at a total 10% tariff, with imports above the quota subject to 25%. It also set a 10% total tariff on U.K.-origin parts for use in U.K.-made vehicles imported into the U.S. On March 26, 2025, a separate Section 232 action imposed a 25% tariff on imported automobiles and certain parts. Subsequent U.S. Department of Commerce procedures provided partial relief for United States-Mexico-Canada Agreement-qualifying vehicles and allowed manufacturers with U.S. assembly operations to apply for offsets on parts tariffs. Although a federal appeals court in August 2025 limited certain emergency tariff authorities, the Section 232 automobile tariffs remained in effect. Collectively, the effects of these executive orders, proclamations and related actions on our results of operations cannot be predicted at this time.
On December 10, 2025, the Federal Reserve lowered interest rates by 25 basis points in an effort to stimulate the labor market and economic activity, following earlier reductions in September and October. On December 18, 2025, the Bank of England lowered interest rates by 25 basis points, following earlier reductions in February, May, and August 2025. These interest rate cuts may improve vehicle affordability for consumers, however, the impact on our results of operations cannot be predicted with certainty at this time.
On October 10, 2025 and November 20, 2025, additional fires occurred at a major U.S. aluminum production facility, following an initial fire in September 2025. These incidents caused significant damage to the facility, and as a result, the timing of the plant’s return to full production capacity is uncertain. The facility supplies several OEMs, including Ford, Toyota and Jeep, and the disruption is anticipated to affect the production of certain aluminum-intensive vehicle models. Certain OEMs have indicated they are working with alternative aluminum suppliers to mitigate the impact of the fire. In response to these supply constraints, Ford temporarily suspended production of certain SUV models, and additional impacts to truck production may occur if aluminum shortages persist. While the ultimate impact on our new vehicle supply remains uncertain, these disruptions could result in reduced vehicle availability, which may adversely affect our results of operations.

On September 2, 2025, Jaguar Land Rover (“JLR”) disclosed that it had experienced a significant cybersecurity incident that resulted in the temporary shutdown of certain production facilities and information technology systems. This disruption has led to delays in new vehicle deliveries, reduced availability of certain models and interruptions in certain parts supply. JLR accounted for approximately 3.6% of our total consolidated revenues during the Current Year. We cannot predict with certainty the expected total impact of the incident on our results of operations at this time and will continue to monitor developments closely.
In the U.K., the FCA is reviewing the historic use of discretionary commission arrangements in motor finance. On August 1, 2025, the Supreme Court of the United Kingdom issued its judgment in the Johnson v FirstRand Bank Ltd, Wrench v FirstRand Bank Ltd and Hopcraft v Close Brothers Ltd cases. The Supreme Court of the United Kingdom ruled that dealers do not generally owe fiduciary duties but confirmed that, in some cases, commission arrangements that were not properly disclosed to customers could be treated as creating an unfair relationship under the Consumer Credit Act. On August 3, 2025, the FCA announced it will consult in October 2025 on a possible industry-wide redress scheme for affected consumers. If adopted, the scheme could be finalized such that compensation payments may begin in 2026. The FCA also confirmed that firms will not be required to issue final responses to related customer complaints until after December 4, 2025. The outcomes of the FCA’s review, any redress scheme and related proceedings remain uncertain.
On July 4, 2025, H.R. 1, the OBBBA, was signed into law. For the automotive industry, the bill provides consumers with a tax deduction for the interest on loans for certain U.S.-assembled vehicles. The bill also eliminates federal EV tax credits for vehicles purchased or leased after September 30, 2025. Additionally, the OBBBA reinstates 100% bonus depreciation for qualified property placed in service after January 19, 2025. This provision allows for immediate expensing for income tax purposes of the full cost of eligible tangible assets, including certain machinery, equipment and building improvements. The impact of the OBBBA on our results of operations cannot be predicted with certainty at this time.
The U.K. government has established mandated targets for the sale of new zero emissions vehicles with increasing targets in future years. On April 6, 2025, the U.K. Prime Minister announced planned changes to the EV mandate, which aim to allow carmakers more flexibility in reaching their goal to phase out internal combustion engine vehicles. The plan increases flexibility of the mandate through 2030, allowing more EVs to be sold in later years as demand increases. Further, the plan allows for the continued sale of hybrid vehicles, which can be operated by both internal combustion and batteries, through 2035 to help ease the transition. As of July 16, 2025, U.K. car manufacturers can apply for Electric Car Grants, which will discount eligible new EVs for consumers at the point of sale. Certain manufacturers urged the U.K. government to provide additional flexibility in the mandate, citing consumer demand, infrastructure limitations and the cost of compliance as potential barriers to meet future targets. Further, as of December 2025, U.K. political leaders have issued proposals to rescind the ban on gasoline and diesel-powered vehicles.
Additionally, on June 12, 2025, President Donald Trump signed resolutions revoking California’s authority to enforce certain regulations it previously set forth, including Advanced Clean Cars II, which imposes stricter emissions limits for vehicles than the federal standards and requires nearly all new car sales to be zero-emission by 2035. California and ten other states set to implement Advanced Clean Cars II-like rules sued the EPA and President Donald Trump and are seeking to enjoin the resolutions. The legal challenges remain ongoing. The impact of these changes on our vehicle mix and results of operations cannot be predicted with certainty at this time. Further, on August 1, 2025, the EPA issued a proposed rule to rescind the “Endangerment Finding,” which underpins the majority of the EPA’s GHG regulations, and all GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines. We cannot predict whether such efforts will ultimately be successful.
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

Critical Accounting Estimates
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
Goodwill and Intangible Franchise Rights
We are organized into two geographic segments, the U.S. segment and the U.K. segment. Each segment represents a reporting unit for the purpose of assessing goodwill for impairment. In addition to goodwill, we have identifiable intangibles in the form of rights under our franchise agreements with manufacturers, which are recorded at an individual dealership level.
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
During the Current Year, we recorded a goodwill impairment charge of $93.0 million based on a triggering event during the three months ended September 30, 2025 primarily related to the challenging U.K. economy, impacting our financial performance. For our October 31, 2025 annual goodwill impairment test, we elected to perform a quantitative test on the U.K. reporting unit and a qualitative test on the U.S. reporting unit. Based on the tests performed for the U.S. and U.K. reporting units in the fourth quarter of 2025, no further impairments of goodwill were recorded during the Current Year. No goodwill impairments were recorded on any reporting units during the Prior Year. The quantitative goodwill impairment test is dependent on management estimates and assumptions used to determine the fair value of our reporting units. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of goodwill, including management’s use of estimates and assumptions.
During the Current Year, non-cash impairment charges of $91.1 million were recorded for intangible franchise rights. In the Prior Year, impairment charges of $28.2 million were recorded for intangible franchise rights. As our intangible franchise rights are tested for impairment at the dealership level, any impairments are specific to the performance and outlook of the respective dealership.
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
Reported Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$10,989.9	$9,972.4	$1,017.5	10.2%	$65.9	9.5%
Used vehicle retail sales	7,195.0	6,179.9	1,015.1	16.4%	65.1	15.4%
Used vehicle wholesale sales	607.3	462.4	144.9	31.3%	7.1	29.8%
Total used	7,802.3	6,642.3	1,160.0	17.5%	72.2	16.4%
Parts and service sales	2,844.6	2,491.0	353.6	14.2%	17.3	13.5%
F&I, net	934.6	828.7	105.9	12.8%	3.9	12.3%
Total revenues	$22,571.4	$19,934.3	$2,637.1	13.2%	$159.1	12.4%
Gross profit:
New vehicle retail sales	$755.4	$717.9	$37.5	5.2%	$5.3	4.5%
Used vehicle retail sales	347.2	330.0	17.1	5.2%	2.5	4.4%
Used vehicle wholesale sales	(0.9)	(3.3)	2.4	72.6%	(0.3)	81.9%
Total used	346.2	326.7	19.5	6.0%	2.2	5.3%
Parts and service sales	1,585.6	1,367.7	217.9	15.9%	9.9	15.2%
F&I, net	934.6	828.7	105.9	12.8%	3.9	12.3%
Total gross profit	$3,621.8	$3,241.0	$380.8	11.8%	$21.2	11.1%
Gross margin:
New vehicle retail sales	6.9%	7.2%	(0.3)%
Used vehicle retail sales	4.8%	5.3%	(0.5)%
Used vehicle wholesale sales	(0.1)%	(0.7)%	0.6%
Total used	4.4%	4.9%	(0.5)%
Parts and service sales	55.7%	54.9%	0.8%
Total gross margin	16.0%	16.3%	(0.2)%
Units sold:
Retail new vehicles sold	224,166	203,677	20,489	10.1%
Retail used vehicles sold	234,906	209,687	25,219	12.0%
Wholesale used vehicles sold	64,955	52,600	12,355	23.5%
Total used	299,861	262,287	37,574	14.3%
Average sales price per unit sold:
New vehicle retail	$50,990	$49,817	$1,172	2.4%	$302	1.7%
Used vehicle retail	$30,657	$29,472	$1,185	4.0%	$278	3.1%
Gross profit per unit sold:
New vehicle retail sales	$3,370	$3,525	$(155)	(4.4)%	$24	(5.1)%
Used vehicle retail sales	$1,478	$1,574	$(96)	(6.1)%	$11	(6.8)%
Used vehicle wholesale sales	$(14)	$(63)	$49	77.8%	$(5)	85.3%
Total used	$1,155	$1,246	$(91)	(7.3)%	$7	(7.9)%
F&I PRU	$2,036	$2,005	$31	1.6%	$8	1.1%
Other:
SG&A expenses	$2,545.5	$2,179.2	$366.3	16.8%	$18.1	16.0%
SG&A as % gross profit	70.3%	67.2%	3.0%
Floorplan expense:
Floorplan interest expense	$101.5	$108.5	$(7.0)	(6.5)%	$0.7	(7.1)%
Less: floorplan assistance (1)	91.0	88.4	2.6	3.0%	—	3.0%
Net floorplan expense	$10.5	$20.1	$(9.6)		$0.7
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$10,052.0	$9,772.2	$279.8	2.9%	$53.5	2.3%
Used vehicle retail sales	6,351.5	6,031.9	319.7	5.3%	52.9	4.4%
Used vehicle wholesale sales	510.5	447.3	63.2	14.1%	5.4	12.9%
Total used	6,862.0	6,479.2	382.8	5.9%	58.3	5.0%
Parts and service sales	2,593.3	2,422.3	171.0	7.1%	13.8	6.5%
F&I, net	875.3	813.0	62.3	7.7%	3.2	7.3%
Total revenues	$20,382.7	$19,486.8	$896.0	4.6%	$128.7	3.9%
Gross profit:
New vehicle retail sales	$667.9	$703.5	$(35.6)	(5.1)%	$4.3	(5.7)%
Used vehicle retail sales	311.1	321.4	(10.3)	(3.2)%	2.1	(3.9)%
Used vehicle wholesale sales	1.7	(2.9)	4.6	NM	(0.3)	NM
Total used	312.8	318.5	(5.7)	(1.8)%	1.8	(2.4)%
Parts and service sales	1,441.9	1,331.5	110.4	8.3%	7.9	7.7%
F&I, net	875.3	813.0	62.3	7.7%	3.2	7.3%
Total gross profit	$3,297.9	$3,166.5	$131.4	4.1%	$17.1	3.6%
Gross margin:
New vehicle retail sales	6.6%	7.2%	(0.6)%
Used vehicle retail sales	4.9%	5.3%	(0.4)%
Used vehicle wholesale sales	0.3%	(0.7)%	1.0%
Total used	4.6%	4.9%	(0.4)%
Parts and service sales	55.6%	55.0%	0.6%
Total gross margin	16.2%	16.2%	(0.1)%
Units sold:
Retail new vehicles sold	201,060	198,603	2,457	1.2%
Retail used vehicles sold	208,955	203,448	5,507	2.7%
Wholesale used vehicles sold	56,153	50,413	5,740	11.4%
Total used	265,108	253,861	11,247	4.4%
Average sales price per unit sold:
New vehicle retail	$51,322	$50,059	$1,263	2.5%	$270	2.0%
Used vehicle retail	$30,423	$29,648	$775	2.6%	$253	1.8%
Gross profit per unit sold:
New vehicle retail sales	$3,322	$3,542	$(220)	(6.2)%	$21	(6.8)%
Used vehicle retail sales	$1,489	$1,580	$(91)	(5.8)%	$10	(6.4)%
Used vehicle wholesale sales	$30	$(58)	$88	NM	$(5)	NM
Total used	$1,180	$1,255	$(75)	(6.0)%	$7	(6.5)%
F&I PRU	$2,135	$2,022	$113	5.6%	$8	5.2%
Other:
SG&A expenses	$2,298.1	$2,157.7	$140.4	6.5%	$14.6	5.8%
SG&A as % gross profit	69.7%	68.1%	1.5%
NM — Not Meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$8,528.7	$8,110.1	$418.6	5.2%
Used vehicle retail sales	4,758.7	4,550.7	208.0	4.6%
Used vehicle wholesale sales	357.5	323.8	33.7	10.4%
Total used	5,116.2	4,874.5	241.8	5.0%
Parts and service sales	2,198.3	2,052.7	145.7	7.1%
F&I, net	783.5	735.6	47.9	6.5%
Total revenues	$16,626.8	$15,772.9	$853.9	5.4%
Gross profit:
New vehicle retail sales	$555.4	$571.8	$(16.4)	(2.9)%
Used vehicle retail sales	246.1	249.2	(3.1)	(1.3)%
Used vehicle wholesale sales	6.7	4.5	2.2	49.6%
Total used	252.8	253.7	(0.9)	(0.4)%
Parts and service sales	1,218.2	1,119.7	98.5	8.8%
F&I, net	783.5	735.6	47.9	6.5%
Total gross profit	$2,809.9	$2,680.9	$129.0	4.8%
Gross margin:
New vehicle retail sales	6.5%	7.1%	(0.5)%
Used vehicle retail sales	5.2%	5.5%	(0.3)%
Used vehicle wholesale sales	1.9%	1.4%	0.5%
Total used	4.9%	5.2%	(0.3)%
Parts and service sales	55.4%	54.5%	0.9%
Total gross margin	16.9%	17.0%	(0.1)%
Units sold:
Retail new vehicles sold	162,261	157,662	4,599	2.9%
Retail used vehicles sold	155,510	152,970	2,540	1.7%
Wholesale used vehicles sold	39,618	37,223	2,395	6.4%
Total used	195,128	190,193	4,935	2.6%
Average sales price per unit sold:
New vehicle retail	$52,562	$51,440	$1,122	2.2%
Used vehicle retail	$30,601	$29,749	$852	2.9%
Gross profit per unit sold:
New vehicle retail sales	$3,423	$3,627	$(204)	(5.6)%
Used vehicle retail sales	$1,582	$1,629	$(47)	(2.9)%
Used vehicle wholesale sales	$170	$121	$49	40.5%
Total used	$1,296	$1,334	$(38)	(2.9)%
F&I PRU	$2,466	$2,368	$98	4.1%
Other:
SG&A expenses	$1,864.1	$1,704.0	$160.1	9.4%
SG&A as % gross profit	66.3%	63.6%	2.8%

Same Store Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$8,269.1	$7,934.1	$334.9	4.2%
Used vehicle retail sales	4,617.5	4,456.7	160.9	3.6%
Used vehicle wholesale sales	345.6	313.4	32.2	10.3%
Total used	4,963.1	4,770.1	193.0	4.0%
Parts and service sales	2,144.1	2,001.7	142.4	7.1%
F&I, net	767.2	722.6	44.6	6.2%
Total revenues	$16,143.4	$15,428.5	$714.9	4.6%
Gross profit:
New vehicle retail sales	$531.9	$561.6	$(29.7)	(5.3)%
Used vehicle retail sales	240.1	244.1	(4.0)	(1.6)%
Used vehicle wholesale sales	6.7	4.4	2.3	51.1%
Total used	246.8	248.5	(1.7)	(0.7)%
Parts and service sales	1,185.6	1,093.1	92.5	8.5%
F&I, net	767.2	722.6	44.6	6.2%
Total gross profit	$2,731.4	$2,625.7	$105.7	4.0%
Gross margin:
New vehicle retail sales	6.4%	7.1%	(0.6)%
Used vehicle retail sales	5.2%	5.5%	(0.3)%
Used vehicle wholesale sales	1.9%	1.4%	0.5%
Total used	5.0%	5.2%	(0.2)%
Parts and service sales	55.3%	54.6%	0.7%
Total gross margin	16.9%	17.0%	(0.1)%
Units sold:
Retail new vehicles sold	157,790	153,436	4,354	2.8%
Retail used vehicles sold	151,406	149,267	2,139	1.4%
Wholesale used vehicles sold	38,496	35,859	2,637	7.4%
Total used	189,902	185,126	4,776	2.6%
Average sales price per unit sold:
New vehicle retail	$52,405	$51,710	$696	1.3%
Used vehicle retail	$30,498	$29,857	$641	2.1%
Gross profit per unit sold:
New vehicle retail sales	$3,371	$3,660	$(289)	(7.9)%
Used vehicle retail sales	$1,586	$1,635	$(49)	(3.0)%
Used vehicle wholesale sales	$174	$124	$50	40.7%
Total used	$1,299	$1,342	$(43)	(3.2)%
F&I PRU	$2,481	$2,387	$94	3.9%
Other:
SG&A expenses	$1,822.6	$1,704.3	$118.3	6.9%
SG&A as % gross profit	66.7%	64.9%	1.8%

U.S. Segment — Year Ended December 31, 2025 compared to 2024
Revenues
Total revenues in the U.S. during the Current Year increased $853.9 million, or 5.4%, as compared to the same period in the Prior Year, driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $714.9 million, or 4.6%, as compared to the Prior Year, driven by higher revenues across all business lines.
New vehicle retail same store revenues outperformed the Prior Year, driven by more units sold, coupled with higher pricing. This outperformance reflects the resiliency of demand. We ended the Current Year with a U.S. new vehicle inventory supply of 44 days, one day higher than the Prior Year.
Used vehicle retail same store revenues outperformed the Prior Year, driven by higher pricing, coupled with more units sold. This outperformance reflects the resiliency of demand and supply dynamics of the used vehicle market caused by Prior Year’s vehicle inventory shortages. We ended the Current Year with a U.S. used vehicle inventory supply of 29 days, consistent with the Prior Year. Used vehicle wholesale same store revenues outperformed the Prior Year, driven by more units sold, coupled with higher pricing.
Parts and service same store revenues outperformed the Prior Year, driven by increases in customer pay, warranty and wholesale revenues, partially offset by a decrease in collision revenues. Customer pay repair order count and dollars per repair order increased compared to the Prior Year. We are strategically reducing our collision footprint and repurposing a portion of that space to traditional service capacity, which we expect to increase returns from the higher margin service business. In addition, we continue to invest in our aftersales capacity by expanding existing dealership facilities or when we undertake new construction of dealerships. Same store technician headcount increased through our continued technician recruiting and retention efforts, providing greater capacity to meet increased demand.
F&I same store revenues outperformed the Prior Year, primarily driven by improved penetration rates across most product offerings, coupled with higher same store new and used vehicle units sold and improved income per contract from financing, vehicle service contracts (“VSC”), hazard and dent product offerings. In addition, we have made investments in virtual finance operations, which are contributing to improved product penetration.
Gross Profit
Total gross profit in the U.S. during the Current Year increased $129.0 million, or 4.8%, as compared to the Prior Year, driven by higher same store gross profit and the acquisition of stores.
Total same store gross profit in the U.S. during the Current Year increased $105.7 million, or 4.0%, as compared to the Prior Year, driven by increases in parts and service, F&I and used vehicle wholesale, partially offset by decreases in new and used vehicle retail gross profit.
New vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in units sold. Gross profit per unit sold continues to moderate towards pre-COVID levels, facing pressure from affordability concerns of consumers due to rising costs of vehicles from OEMs and relatively high consumer interest rates.
Used vehicle retail same store gross profit underperformed the Prior Year, primarily driven by lower same store gross profit per unit sold, partially offset by higher same store used vehicle retail units sold. Gross profit per unit sold continues to face pressure from affordability concerns of consumers due to rising vehicle acquisition costs and relatively high consumer interest rates. Used vehicle wholesale same store gross profit outperformed the Prior Year, driven by an increase in same store gross profit per unit sold, coupled with an increase in same store units sold.
Parts and service same store gross profit outperformed the Prior Year, driven by increases in customer pay and warranty gross profit, partially offset by decreases in wholesale and collision gross profit. This reflects both the benefit of the strategic decision regarding our collision footprint as described above, and our focus on shop efficiency.
F&I same store gross profit outperformed the Prior Year, as described above for F&I same store revenues.
Total same store gross margin in the U.S. remained flat for the Current Year as compared to the Prior Year.
SG&A Expenses
SG&A as a percentage of gross profit increased 278 basis points and increased 182 basis points on an as reported and same store basis, respectively, compared to the Prior Year.

Total SG&A expenses in the U.S. during the Current Year increased $160.1 million, or 9.4%, as compared to the Prior Year. Total same store SG&A expenses in the U.S. during the Current Year increased $118.3 million or 6.9% as compared to the Prior Year, primarily driven by increased employee related costs, third-party services, unfavorable legal settlements and higher facility related expenses.

Reported Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,461.2	$1,862.3	$598.9	32.2%	$65.9	28.6%
Used vehicle retail sales	2,436.3	1,629.2	807.1	49.5%	65.1	45.5%
Used vehicle wholesale sales	249.8	138.6	111.2	80.2%	7.1	75.1%
Total used	2,686.0	1,767.8	918.2	51.9%	72.2	47.9%
Parts and service sales	646.3	438.3	207.9	47.4%	17.3	43.5%
F&I, net	151.1	93.0	58.0	62.4%	3.9	58.2%
Total revenues	$5,944.6	$4,161.5	$1,783.1	42.8%	$159.1	39.0%
Gross profit:
New vehicle retail sales	$200.0	$146.0	$54.0	36.9%	$5.3	33.3%
Used vehicle retail sales	101.1	80.8	20.3	25.1%	2.5	22.0%
Used vehicle wholesale sales	(7.6)	(7.8)	0.2	2.0%	(0.3)	5.9%
Total used	93.4	73.0	20.4	28.0%	2.2	25.0%
Parts and service sales	367.4	248.0	119.4	48.1%	9.9	44.2%
F&I, net	151.1	93.0	58.0	62.4%	3.9	58.2%
Total gross profit	$811.9	$560.1	$251.8	45.0%	$21.2	41.2%
Gross margin:
New vehicle retail sales	8.1%	7.8%	0.3%
Used vehicle retail sales	4.1%	5.0%	(0.8)%
Used vehicle wholesale sales	(3.1)%	(5.6)%	2.6%
Total used	3.5%	4.1%	(0.7)%
Parts and service sales	56.9%	56.6%	0.3%
Total gross margin	13.7%	13.5%	0.2%
Units sold:
Retail new vehicles sold	61,905	46,015	15,890	34.5%
Retail used vehicles sold	79,396	56,717	22,679	40.0%
Wholesale used vehicles sold	25,337	15,377	9,960	64.8%
Total used	104,733	72,094	32,639	45.3%
Average sales price per unit sold:
New vehicle retail	$46,143	$43,765	$2,378	5.4%	$1,233	2.6%
Used vehicle retail	$30,768	$28,725	$2,042	7.1%	$822	4.2%
Gross profit per unit sold:
New vehicle retail sales	$3,231	$3,174	$57	1.8%	$86	(0.9)%
Used vehicle retail sales	$1,273	$1,425	$(152)	(10.6)%	$31	(12.8)%
Used vehicle wholesale sales	$(302)	$(508)	$206	40.5%	$(12)	42.9%
Total used	$892	$1,013	$(121)	(11.9)%	$21	(14.0)%
F&I PRU	$1,069	$906	$163	18.1%	$27	15.0%
Other:
SG&A expenses	$681.4	$475.2	$206.2	43.4%	$18.1	39.6%
SG&A as % gross profit	83.9%	84.8%	(0.9)%

Same Store Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,783.0	$1,838.1	$(55.1)	(3.0)%	$53.5	(5.9)%
Used vehicle retail sales	1,734.0	1,575.2	158.8	10.1%	52.9	6.7%
Used vehicle wholesale sales	164.9	133.9	31.0	23.1%	5.4	19.1%
Total used	1,898.9	1,709.1	189.8	11.1%	58.3	7.7%
Parts and service sales	449.2	420.6	28.6	6.8%	13.8	3.5%
F&I, net	108.2	90.5	17.7	19.6%	3.2	16.0%
Total revenues	$4,239.3	$4,058.3	$181.0	4.5%	$128.7	1.3%
Gross profit:
New vehicle retail sales	$136.0	$141.9	$(6.0)	(4.2)%	$4.3	(7.2)%
Used vehicle retail sales	71.0	77.3	(6.4)	(8.2)%	2.1	(10.9)%
Used vehicle wholesale sales	(5.0)	(7.4)	2.4	32.1%	(0.3)	35.6%
Total used	66.0	70.0	(4.0)	(5.7)%	1.8	(8.3)%
Parts and service sales	256.3	238.4	17.9	7.5%	7.9	4.2%
F&I, net	108.2	90.5	17.7	19.6%	3.2	16.0%
Total gross profit	$566.4	$540.8	$25.6	4.7%	$17.1	1.6%
Gross margin:
New vehicle retail sales	7.6%	7.7%	(0.1)%
Used vehicle retail sales	4.1%	4.9%	(0.8)%
Used vehicle wholesale sales	(3.0)%	(5.5)%	2.5%
Total used	3.5%	4.1%	(0.6)%
Parts and service sales	57.1%	56.7%	0.4%
Total gross margin	13.4%	13.3%	—%
Units sold:
Retail new vehicles sold	43,270	45,167	(1,897)	(4.2)%
Retail used vehicles sold	57,549	54,181	3,368	6.2%
Wholesale used vehicles sold	17,657	14,554	3,103	21.3%
Total used	75,206	68,735	6,471	9.4%
Average sales price per unit sold:
New vehicle retail	$46,784	$43,964	$2,819	6.4%	$1,400	3.2%
Used vehicle retail	$30,227	$29,073	$1,154	4.0%	$922	0.8%
Gross profit per unit sold:
New vehicle retail sales	$3,142	$3,142	$—	—%	$99	(3.1)%
Used vehicle retail sales	$1,234	$1,428	$(194)	(13.6)%	$36	(16.1)%
Used vehicle wholesale sales	$(283)	$(506)	$223	44.1%	$(14)	46.9%
Total used	$878	$1,018	$(141)	(13.8)%	$24	(16.2)%
F&I PRU	$1,073	$911	$162	17.8%	$32	14.3%
Other:
SG&A expenses	$475.5	$453.4	$22.1	4.9%	$14.6	1.7%
SG&A as % gross profit	83.9%	83.8%	0.1%

U.K. Segment — Year Ended December 31, 2025 compared to 2024
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.254 at December 31, 2024, to £1 to $1.346 at December 31, 2025, or an increase in the value of the GBP of 7.3%.
Revenues
Total revenues in the U.K. during the Current Year increased $1.8 billion, or 42.8%, as compared to the Prior Year, primarily driven by the acquisition of stores.
Total same store revenues in the U.K. during the Current Year increased $181.0 million, or 4.5%, as compared to the Prior Year, driven by outperformances across all lines of business except new vehicle retail. On a constant currency basis, same store revenues increased 1.3%, driven by outperformances across all lines of business except new vehicle retail.
New vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year, driven by fewer units sold, partially offset by higher pricing. The underperformance reflects the challenges within the broader U.K. new car market, from EV mandates and new vehicle market entrants. We ended the Current Year with a U.K. new vehicle inventory supply of 52 days, seven days higher than the Prior Year.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, driven by more units sold and higher prices. We ended the Current Year with a U.K. used vehicle inventory supply of 55 days, 12 days lower than the Prior Year. Used vehicle wholesale same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by an increase in wholesale used vehicle units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by an increase in customer pay and wholesale revenues, partially offset by a decrease in warranty revenues. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in customer pay parts and service activity driving an increase in revenues as compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by higher income per contract from our retail finance fees, improved penetration rates on finance and VSC fees and higher used vehicle retail unit sales.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $251.8 million, or 45.0%, as compared to the Prior Year, primarily driven by the acquisition of stores, changes in foreign currency exchange rates and improved same store performance.
Total same store gross profit in the U.K. during the Current Year increased $25.6 million, or 4.7%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 1.6%, driven by increases in parts and service, F&I and used vehicle wholesale, partially offset by downward pressure on new and used vehicle retail margins.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, primarily driven by general economic headwinds within the U.K. market, coupled with short-term supply challenges due to a cyberattack against an OEM partner during the second half of the Current Year.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, primarily due to macroeconomic factors as the U.K. economy continues to face challenges, including persistent inflation, elevated interest rates, rising energy costs and a slowdown in consumer spending.
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

SG&A Expenses
SG&A as a percentage of gross profit decreased 92 basis points on an as reported basis and increased 12 basis points on a same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $206.2 million, or 43.4%, as compared to the Prior Year. Total same store SG&A expenses in the U.K. during the Current Year increased $22.1 million, or 4.9%, as compared to the Prior Year partially due to changes in foreign currency exchange rates. On a constant currency basis, total same store SG&A expenses increased 1.7%. These increases on a total same store basis were primarily driven by higher employee related costs, vehicle delivery and facility costs, offset by lower professional and legal fees, compared to the Prior Year.
Consolidated Selected Comparisons — Year Ended December 31, 2025 compared to 2024
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	For the Years Ended December 31,
	2025	2024	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$121.1	$113.1	$8.0	7.1%
Asset impairments	$192.8	$33.0	$159.8	484.7%
Restructuring charges	$28.4	$16.7	$11.7	70.3%
Floorplan interest expense	$101.5	$108.5	$(7.0)	(6.5)%
Other interest expense, net	$182.9	$141.3	$41.5	29.4%
Provision for income taxes	$126.2	$161.5	$(35.3)	(21.9)%
Depreciation and Amortization Expense
Depreciation and amortization expense for the Current Year was higher compared to the Prior Year, primarily driven by acquired property and equipment in our U.S. and U.K. segments, as we continue to strategically add dealership related real estate and facilities to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and improve the overall customer experience.
Impairment of Assets
During the Current Year, we recorded goodwill impairments of $93.0 million, compared to none in the Prior Year. During the Current Year, we recorded total impairments of intangible franchise rights of $91.1 million, consisting of $27.8 million in the U.K. segment, excluding impairments associated with restructuring charges, and $63.3 million in the U.S. segment. During the Prior Year, we recorded impairments of intangible franchise rights of $28.2 million, all of which were recorded in the U.S. segment.
We review long-lived assets including property and equipment for impairment at the lowest level of identifiable cash flows whenever triggering events suggest the carrying value of these assets may not be recoverable. During the Current Year, we recorded fixed asset impairments of $3.6 million in the U.S. segment and $7.4 million in the U.K. segment. During the Prior Year, no fixed asset impairments were recorded.
For previously impaired assets held for sale, we recognized a gain of $2.3 million during the Current Year, compared to an additional asset impairment of $4.8 million in the Prior Year.
Refer to Note 12. Intangible Franchise Rights and Goodwill and Note 10. Property and Equipment, Net within our Notes to Consolidated Financial Statements for further discussion of our assessment for impairments.
Restructuring Charges
During the Current Year, we recognized $28.4 million of restructuring charges, compared to $16.7 million in the Prior Year. Restructuring charges primarily consist of planned workforce realignment, strategic closing of certain facilities and systems integrations, among other efforts to increase operational efficiency and profitability related to the integration of Inchcape Retail with its existing U.K. operations. The Company anticipates implementing further restructuring plans in the U.K. in future periods to further optimize our operations and reduce costs.
Refer to Note 4. Restructuring within our Notes to Consolidated Financial Statements for further discussion of our restructuring plans.

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
For the Current Year, floorplan interest expense decreased $7.0 million, or 6.5%, as compared to the Prior Year, driven primarily by decreased floorplan interest rates compared to the Prior Year.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Consolidated Financial Statements for additional discussion of interest rate swaps.
Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, 6.375% Senior Notes, real estate related debt and other debt, partially offset by interest income.
For the Current Year, other interest expense, net, increased $41.5 million, or 29.4%, as compared to the Prior Year. The increase in other interest expense, net during the Current Year was primarily attributable to the full year of interest expense on the 6.375% Senior Notes issued in 2024, as well as interest expense attributable to the Acquisition Line and other debt. Refer to Note 14. Debt within our Notes to Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes from continuing operations during the Current Year decreased $35.3 million, or 21.9%, as compared to the Prior Year. During the Current Year and Prior Year, we recorded a tax provision from continuing operations of $126.2 million and $161.5 million, respectively. The year-over-year tax expense decrease was primarily due to lower pre-tax book income.
The 2025 effective tax rate of 28.0% was higher than the 2024 effective tax rate of 24.5%. The tax rate increase was primarily due to the book impairment of goodwill in the U.K. reporting unit that is not deductible for income tax purposes in the Current Year.
We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
For further discussion, please refer to Note 15. Income Taxes within our Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our U.S. Floorplan Line and FMCC Facility levels (refer to Note 13. Floorplan Notes Payable within our Notes to Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. We anticipate we will generate sufficient cash flows from operations, coupled with cash on hand and available borrowing capacity under our credit facilities, to fund our working capital requirements, service our debt and meet any other recurring operating expenditures.
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

December 31, 2025
Cash and cash equivalents	$32.5
Floorplan offset accounts	504.2
Available capacity under Acquisition Line	346.3
Total liquidity	$883.0

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
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$694.5	$586.3
Change in Floorplan notes payable — credit facility and other, excluding floorplan offset and net acquisitions and dispositions	6.7	133.3
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(2.0)	(36.6)
Adjusted net cash provided by operating activities	$699.2	$683.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(671.3)	$(1,282.6)
Change in cash paid for acquisitions, associated with Floorplan notes payable	51.2	50.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(27.6)	(31.9)
Adjusted net cash used in investing activities	$(647.7)	$(1,264.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$(31.1)	$681.1
Change in Floorplan notes payable, excluding floorplan offset	(28.4)	(115.2)
Adjusted net cash (used in) provided by financing activities	$(59.4)	$565.9
Sources and Uses of Liquidity from Operating Activities — Year Ended December 31, 2025 compared to 2024
For the Current Year, net cash provided by operating activities increased by $108.2 million as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $16.2 million. The increase on an adjusted basis was primarily driven by a $206.7 million decrease in inventories and a $164.8 million increase in asset impairment charges, partially offset by a $173.0 million decrease in net income, a $162.0 million decrease in floorplan notes payable – manufacturer affiliates, and a $117.9 million decrease in accounts payable and accrued expenses.
Sources and Uses of Liquidity from Investing Activities — Year Ended December 31, 2025 compared to 2024
For the Current Year, net cash used in investing activities decreased by $611.3 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $616.5 million, primarily due to a $731.0 million decrease in acquisition activity, partially offset by a $79.9 million decrease in proceeds from disposition of franchises and property and equipment and a $24.9 million increase in purchases of property and equipment, including real estate.

Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current dealership facilities, improve the customer experience, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
For the Current Year, $270.0 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Year Ended December 31, 2025 compared to 2024
For the Current Year, net cash used in financing activities increased by $712.2 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in financing activities increased by $625.4 million. The increase in net cash used in financing activities on an adjusted basis was primarily driven by a $654.3 million increase in net repayments of other debt, including real estate-related debt, the issuance of $500 million of 6.375% Senior Notes in the Prior Year, an increase in share repurchases of $393.2 million, and an increase in net repayments on our U.S. Floorplan line of $203.0 million (representing the net cash activity in our floorplan offset account). This was partially offset by a $1.1 billion increase in net borrowings on the Acquisition Line.
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of December 31, 2025 (in millions):

	As of December 31, 2025
	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,750.0	$884.2	$865.8
Acquisition Line (2)	1,750.0	975.8	346.3
Total Revolving Credit Facility	3,500.0	1,860.0	1,212.1
FMCC facility (3)	200.0	188.7	11.3
GM Financial Facility(4)	376.7	201.4	175.3
Total U.S. credit facilities (5)	$4,076.7	$2,250.1	$1,398.7
(1)The available balance at December 31, 2025, includes $504.2 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2)The outstanding balance of $975.8 million is related to outstanding letters of credit of $11.8 million and $964.0 million in USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3)The available balance as of December 31, 2025, includes no immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4)The remaining available balance as of December 31, 2025, includes no immediately available funds. The remaining available balance can be used for General Motors new and loaner vehicle inventory financing.
(5)The outstanding balance excludes $641.5 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and loaner vehicle financing not associated with any of our U.S. credit facilities.
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

Covenants
Our Revolving Credit Facility, indentures governing our 4.00% and 6.375% Senior Notes and certain mortgage term loans contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness, create liens or to sell or otherwise dispose of assets and merge or consolidate with other entities. Certain of our mortgage agreements contain cross-default provisions that, in the event of a default of certain mortgage agreements and of our Revolving Credit Facility, could trigger an uncured default.
As of December 31, 2025, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of December 31, 2025
	Required	Actual
Total adjusted leverage ratio	< 5.75	3.14
Fixed charge coverage ratio	> 1.20	3.28
Based on our position as of December 31, 2025, and our outlook as discussed within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to this Form 10-K, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 13. Floorplan Notes Payable and Note 14. Debt within our Notes to Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of December 31, 2025.
Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit and at a prescribed cost limit per share. On November 11, 2025, our Board of Directors increased the share repurchase authorization to $500.0 million. For the Current Year, 1,343,229 shares were repurchased, at an average price of $413.05 per share, for a total of $554.8 million, excluding excise taxes of $4.9 million. As of December 31, 2025, we had $378.7 million available under our current share repurchase authorization.
During the Current Year, our Board of Directors approved quarterly cash dividends per share on all shares of our common stock totaling $2.00 per share, which resulted in $25.3 million paid to common shareholders and $0.3 million to unvested RSA holders.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign currency exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at December 31, 2025, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations. Based on variable-rate borrowings outstanding of $3.6 billion and $2.9 billion during the Current Year and Prior Year, respectively, a 100 basis point change in interest rates would have resulted in an approximate $27.2 million and a $19.9 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. In addition, our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory costs until the associated vehicle is sold. During the Current Year and Prior Year, we recognized $91.0 million and $88.4 million, respectively, of interest assistance as a reduction of new vehicle cost of sales.

Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP. Our exposure to fluctuating foreign currency exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our foreign currency strategy in these foreign operations. From time to time we may enter into foreign currency exchange rate cash flow hedges in connection with pending acquisition-related payments denominated in a foreign currency. A 10% devaluation in average foreign currency exchange rates for GBP to USD would have resulted in a $540.4 million and $378.3 million decrease to our revenues for the Current Year and Prior Year, respectively.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as otherwise described below.

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
As permitted by guidelines established by the SEC for newly acquired businesses, we excluded one of our recently acquired businesses in 2025, (the “Excluded Acquisition”), from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2025. The Excluded Acquisition comprised approximately $157.4 million of our consolidated total assets as of December 31, 2025, and $94.4 million of our consolidated total revenues for the year then ended. We are in the process of integrating this business into our overall internal controls over financial reporting and plan to include it in our scope for the year ended December 31, 2026.
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 13, 2026, appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at one acquired business (the “Excluded Acquisition”). The Excluded Acquisition constitutes $157.4 million of consolidated total assets as of December 31, 2025, and $94.4 million of consolidated revenues for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisition.
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
/s/ Deloitte & Touche LLP
Houston, Texas
February 13, 2026

Item 9B. Other Information
Trading Plans
During the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.

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
Fourth Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 13, 2025 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 14, 2025)

3.2	—
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)

3.3	—
Fifth Amended and Restated Bylaws of Group 1 Automotive, Inc. effective May 13, 2025 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 16, 2025)

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

4.8	—	Form of 4.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1, Exhibit A, of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
4.9	—
Indenture, dated as of July 30, 2024, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 30, 2024)

4.10	—
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
Thirteenth Amended and Restated Revolving Credit Agreement, effective May 30, 2025 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 3, 2025) (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2025)

10.19	—	Additional Borrower Addendum to Master Loan Agreement dated effective March 25, 2024 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 28, 2024).
10.20	—	Master Loan Agreement dated effective December 8, 2023 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 11, 2023)
10.21	—
Second Addendum to Master Loan Agreement dated effective May 19, 2025 (File No. 001-13461) filed June 3, 2025) (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2025)

10.22	—	Group 1 Automotive, Inc. 2024 Long Term Incentive Plan (incorporated by reference to Appendix B of Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2024)
10.23*	—
Form of Restricted Stock Agreement (2024 Form) (incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2023)

10.24*	—
Form of Performance Share Unit Agreement (2024 Form) (incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2023)

10.25*	—
Form of Restricted Stock Agreement (2025 Form) (incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2024)

10.26*	—
Form of Performance Share Unit Agreement (2025 Form) (incorporated by reference to Exhibit 10.29 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2024)

10.27*†	—	Form of Restricted Stock Unit Agreement (Cash Settlement) for Non-Employee Directors
10.28	—	Master Credit Agreement, dated February 12, 2024, by and among Group 1 Realty, Inc., AMR Real Estate Holdings, LLC, Group 1 Realty NE, LLC, G1R Clear Lake, LLC and LHM ATO, LLC, as Borrowers, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on February 14, 2024).
10.29	—
First Amendment to Master Credit Agreement dated effective as of March 1, 2024 (incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2024)

10.30	—
Second Amendment to Master Credit Agreement dated effective as of March 11, 2024 (incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2024)

10.31	—
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

10.34	—
Sixth Amendment to Master Credit Agreement dated effective as of June 26, 2024 (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2024)

10.35	—
First Amendment to Term Note with Draw Period dated effective June 26, 2024 (incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2024)

10.36*	—
Separation Agreement, dated effective February 24, 2025, by and between Group 1 Automotive, Inc. and Edward McKissic (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2025)

10.37*	—
First Amendment to Separation Agreement, dated effective February 28, 2025, by and between Group 1 Automotive, Inc. and Edward McKissic (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2025)

10.38*	—
Separation Agreement, dated August 27, 2025, by and between Michael Jones and Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2025)

10.39*	—
First Amendment to Separation Agreement, dated October 22, 2025, by and between Michael Jones and Group 1 Automotive Inc. (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2025)

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
+
Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits will be furnished to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2026.

Group 1 Automotive, Inc.

By:	/s/ Daryl A. Kenningham
Daryl A. Kenningham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 13, 2026.

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
MaryAnn Wright

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Intangible Franchise Rights — Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of intangible franchise rights for impairment is performed annually, or more frequently if events or circumstances indicate possible impairment. The Company first completes a qualitative assessment to determine whether it is more-likely-than-not that an impairment exists. If it is concluded that it is more-likely-than-not that an impairment exists, a quantitative assessment is performed. The fair value is estimated using a discounted cash flow model, or income approach.
We identified the fair value estimates used in the quantitative impairment assessment of intangible franchise rights as a critical audit matter because of the significant judgments made by management to estimate the fair value including revenue growth rates, future earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the weighted average cost of capital (“WACC”). This required a high degree of auditor judgment and extensive effort to evaluate the reasonableness of management judgments, including the involvement of internal fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the impairment assessment related to the revenue growth rates, future EBITDA margins, and the WACC included the following, among others:

•We tested the effectiveness of internal controls over the intangible franchise rights impairment assessment, including those over the determination of the fair value of the intangible franchise rights, such as controls related to management's forecasts of revenue growth rates, future EBITDA margins, and the WACC.
•We evaluated the reasonableness of management’s revenue growth rates and future EBITDA margins by comparing to (1) internal communications to management, (2) information included in Company press releases and (3) analyst and industry reports for the Company and companies in its peer group.
•We performed a sensitivity analysis to evaluate the change in fair value resulting from changes in revenue growth rates, EBITDA margins, and WACC assumptions.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the WACC by developing a range of independent estimates and comparing those to the WACC selected by management.
Goodwill — U.K. Reporting Unit — Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the U.K. reporting unit, the Company uses a combination of the income and market approaches to estimate reporting unit fair value, which requires management to make significant estimates and assumptions related to revenue growth rates, future EBITDA, the WACC, and market multiples. Changes in these assumptions could have a significant impact on the amount of any impairment charge.
We identified the U.K. reporting unit goodwill impairment assessments as a critical audit matter because of the significant judgments made by management to estimate the fair value including revenue growth rates, future EBITDA margins, the WACC, and market multiples. This required a high degree of auditor judgment and extensive effort to evaluate the reasonableness of those management judgments, including the involvement of internal fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue growth rates, future EBITDA margins, the WACC, and market multiples used by management to estimate the fair value of the U.K. reporting unit included the following, among others:
•We tested the effectiveness of controls over the goodwill impairment assessment, including those over the determination of the fair value for the U.K. reporting unit, such as controls related to management's forecasts of future revenues and EBITDA margins, the WACC, and market multiples.
•We performed sensitivity analyses to evaluate the change in fair value resulting from changes in revenue growth rates, future EBITDA, the WACC, and market multiples assumptions.
•We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasted revenues by comparing to (1) internal communications to management, (2) information included in Company press releases and (3) analyst and industry reports for the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the WACC and market multiples by:
◦Testing the source information underlying the determination of the WACC and the mathematical accuracy of the calculation.
◦Testing the source information underlying the determination of the market multiples and the mathematical accuracy of the calculation and comparing the multiples selected by management to its guideline companies.
◦Developing a range of independent estimates and comparing those to the WACC and market multiples selected by management.
/s/ Deloitte & Touche LLP
Houston, Texas
February 13, 2026
We have served as the Company’s auditor since 2020.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32.5	$34.4
Contracts-in-transit and vehicle receivables, net	326.4	360.1
Accounts and notes receivables, net	308.4	303.0
Inventories	2,741.3	2,636.8
Prepaid expenses	65.3	67.9
Other current assets	17.4	18.8
Current assets classified as held for sale	171.4	76.2
TOTAL CURRENT ASSETS	3,662.6	3,497.3
Property and equipment, net	3,137.4	2,856.5
Operating lease assets	276.0	315.3
Goodwill	2,204.9	2,057.9
Intangible franchise rights	933.8	948.1
Other long-term assets	135.1	149.1
TOTAL ASSETS	$10,349.6	$9,824.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $504.2 and $286.3, respectively	$1,083.5	$1,255.3
Floorplan notes payable — manufacturer affiliates, net of offset account of $— and $2.0, respectively	832.3	766.7
Current maturities of long-term debt	259.0	175.3
Current operating lease liabilities	25.1	25.8
Accounts payable	732.8	738.0
Accrued expenses and other current liabilities	432.0	418.6
Current liabilities classified as held for sale	38.5	17.1
TOTAL CURRENT LIABILITIES	3,403.1	3,396.8
Long-term debt	3,440.5	2,737.9
Long-term operating lease liabilities	229.9	276.2
Deferred income taxes	331.1	295.8
Other long-term liabilities	155.8	143.3
Commitments and Contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,941,249 and 24,989,807 issued, respectively	0.2	0.2
Additional paid-in capital	388.5	356.1
Retained earnings	4,421.9	4,122.4
Accumulated other comprehensive income (loss)	31.6	1.6
Treasury stock, at cost; 12,897,840 and 11,711,022 shares, respectively	(2,053.2)	(1,506.2)
TOTAL STOCKHOLDERS’ EQUITY	2,789.1	2,974.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,349.6	$9,824.2
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
REVENUES:
New vehicle retail sales	$10,989.9	$9,972.4	$8,774.6
Used vehicle retail sales	7,195.0	6,179.9	5,693.5
Used vehicle wholesale sales	607.3	462.4	441.4
Parts and service sales	2,844.6	2,491.0	2,222.3
Finance, insurance and other, net	934.6	828.7	741.9
Total revenues	22,571.4	19,934.3	17,873.7
COST OF SALES:
New vehicle retail sales	10,234.5	9,254.5	8,007.6
Used vehicle retail sales	6,847.8	5,849.9	5,392.6
Used vehicle wholesale sales	608.2	465.7	445.2
Parts and service sales	1,259.0	1,123.2	1,008.0
Total cost of sales	18,949.5	16,693.3	14,853.4
GROSS PROFIT	3,621.8	3,241.0	3,020.3
Selling, general and administrative expenses	2,545.5	2,179.2	1,926.8
Depreciation and amortization expense	121.1	113.1	92.0
Asset impairments	192.8	33.0	32.9
Restructuring charges	28.4	16.7	—
Other operating income	—	(10.0)	—
INCOME FROM OPERATIONS	734.0	909.1	968.6
INTEREST EXPENSE:
Floorplan interest expense	101.5	108.5	64.1
Other interest expense, net	182.9	141.3	99.8
Other (income) expense	(0.2)	0.7	4.5
INCOME BEFORE INCOME TAXES	449.9	658.5	800.2
Provision for income taxes	126.2	161.5	198.2
Net income from continuing operations	323.7	497.0	602.0
Net income (loss) from discontinued operations	1.5	1.2	(0.4)
NET INCOME	$325.2	$498.1	$601.6
BASIC EARNINGS PER SHARE:
Continuing operations	$25.17	$36.88	$42.92
Discontinued operations	0.12	0.09	(0.03)
Total	$25.29	$36.96	$42.89
DILUTED EARNINGS PER SHARE:
Continuing operations	$25.13	$36.72	$42.75
Discontinued operations	0.12	0.09	(0.03)
Total	$25.24	$36.81	$42.73
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12.7	13.2	13.7
Diluted	12.7	13.2	13.7
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2025	2024	2023
NET INCOME	$325.2	$498.1	$601.6
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	54.8	(19.1)	23.7
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized (loss) gain arising during the period, net of tax benefit (provision) of $1.5, $(6.7) and $(3.3), respectively	(4.7)	21.5	10.4
Reclassification adjustment for gain included in interest expense, net of tax provision of $(6.3), $(9.0) and $(7.9), respectively	(20.2)	(28.7)	(25.4)
Reclassification related to de-designated interest rate swaps, net of tax provision of $—, $(0.1) and $(1.0), respectively	—	(0.2)	(3.1)
Unrealized loss on interest rate risk management activities, net of tax	(24.9)	(7.4)	(18.0)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	30.0	(26.5)	5.7
COMPREHENSIVE INCOME	$355.2	$471.7	$607.3
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2022	25,232,620	$0.3	$338.7	$3,073.6	$22.5	$(1,197.5)	$2,237.5
Net income	—	—	—	601.6	—	—	601.6
Other comprehensive income, net of taxes	—	—	—	—	5.7	—	5.7
Purchases of treasury stock, including excise tax	—	—	—	—	—	(174.2)	(174.2)
Net issuance of treasury shares to stock compensation plans	(101,160)	—	(9.7)	—	—	18.9	9.2
Stock-based compensation	—	—	20.1	—	—	—	20.1
Dividends declared ($1.80 per share)	—	—	—	(25.4)	—	—	(25.4)
BALANCE, DECEMBER 31, 2023	25,131,460	$0.3	$349.1	$3,649.8	$28.1	$(1,352.8)	$2,674.4
Net income	—	—	—	498.1	—	—	498.1
Other comprehensive loss, net of taxes	—	—	—	—	(26.5)	—	(26.5)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(163.0)	(163.0)
Net issuance of treasury shares to stock compensation plans	(141,653)	—	(18.2)	—	—	9.6	(8.6)
Stock-based compensation	—	—	25.2	—	—	—	25.2
Dividends declared ($1.88 per share)	—	—	—	(25.5)	—	—	(25.5)
BALANCE, DECEMBER 31, 2024	24,989,807	$0.2	$356.1	$4,122.4	$1.6	$(1,506.2)	$2,974.3
Net income	—	—	—	325.2	—	—	325.2
Other comprehensive income, net of taxes	—	—	—	—	30.0	—	30.0
Purchases of treasury stock, including excise tax	—	—	—	—	—	(559.7)	(559.7)
Net issuance of treasury shares to stock compensation plans	(48,558)	—	3.4	—	—	12.8	16.1
Stock-based compensation	—	—	29.0	—	—	—	29.0
Dividends declared ($2.00 per share)	—	—	—	(25.7)	—	—	(25.7)
BALANCE, DECEMBER 31, 2025	24,941,249	$0.2	$388.5	$4,421.9	$31.6	$(2,053.2)	$2,789.1
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$325.2	$498.1	$601.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.1	113.1	92.0
Change in operating lease assets	30.6	27.2	25.3
Deferred income taxes	24.8	23.6	18.7
Asset impairments	199.6	34.8	32.9
Stock-based compensation	29.0	25.2	20.1
Amortization of debt discount and issue costs	5.4	4.0	3.0
Gain on disposition of assets	(18.7)	(59.5)	(23.3)
Unrealized loss (gain) on derivative instruments	1.3	0.3	(3.7)
Other	(0.4)	(0.1)	(2.7)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(27.2)	90.7	39.2
Accounts and notes receivable	(2.2)	(32.9)	(37.4)
Inventories	(47.7)	(254.4)	(567.6)
Contracts-in-transit and vehicle receivables	39.0	38.7	(88.1)
Prepaid expenses and other assets	(4.4)	(18.1)	(21.2)
Floorplan notes payable — manufacturer affiliates	49.6	119.6	126.7
Deferred revenues	(1.1)	(1.3)	(0.9)
Operating lease liabilities	(29.3)	(22.9)	(24.4)
Net cash provided by operating activities	694.5	586.3	190.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $51.2, $50.3 and $66.3, respectively	(546.8)	(1,276.8)	(366.1)
Proceeds from disposition of franchises, property and equipment	145.5	229.7	193.8
Purchases of property and equipment	(270.0)	(245.1)	(185.4)
Other	—	9.6	(8.3)
Net cash used in investing activities	(671.3)	(1,282.6)	(366.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	15,893.7	12,593.0	11,366.2
Repayments on credit facility — floorplan line and other	(16,081.4)	(12,490.9)	(10,940.4)
Borrowings on credit facility — acquisition line	1,803.9	1,325.3	200.0
Repayments on credit facility — acquisition line	(934.6)	(1,553.1)	(178.2)
Debt issuance costs	(7.2)	(10.8)	(0.3)
Borrowings of senior notes	—	500.0	—
Borrowings on other debt	119.3	706.4	150.2
Principal payments on other debt	(260.5)	(193.3)	(223.6)
Proceeds from employee stock purchase plan	29.6	24.4	21.3
Payments of tax withholding for stock-based compensation	(13.4)	(33.0)	(12.1)
Repurchases of common stock, amounts based on settlement date	(554.8)	(161.6)	(172.8)
Dividends paid	(25.6)	(25.2)	(25.2)
Net cash (used in) provided by financing activities	(31.1)	681.1	185.2
Effect of exchange rate changes on cash	6.0	(7.6)	0.1
Net (decrease) increase in cash and cash equivalents	(1.9)	(22.8)	9.4
CASH AND CASH EQUIVALENTS, beginning of period	34.4	57.2	47.9
CASH AND CASH EQUIVALENTS, end of period	$32.5	$34.4	$57.2
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
Discontinued operations presented in the accompanying Consolidated Financial Statements relate to the Company’s Brazilian operations which were disposed of in 2022. Unless otherwise specified, disclosures in these Consolidated Financial Statements reflect continuing operations only.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Property and equipment estimated useful lives are as follows:

Estimated Useful Lives in Years

Buildings and leasehold improvements (1)	5 to 50
Machinery and dealership equipment	7 to 20
Office equipment, furniture and fixtures	3 to 20
Company vehicles	3
(1) Leasehold improvements are depreciated over the lesser of their estimated useful lives or the minimum lease term at lease inception. Subsequent to lease inception, depreciation is based on the lesser of the estimated useful life or the Company’s expected period of occupancy. Refer to Note 11. Leases for further discussion of the Company’s leases.
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
Goodwill and Intangible Franchise Rights
Goodwill represents the excess, at the date of acquisition, of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. The Company is organized into two geographic segments, the U.S. segment and the U.K. segment. The Company has determined that each segment represents a reporting unit for the purpose of assessing goodwill for impairment.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and totaled $94.5 million, $96.2 million and $83.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company receives advertising assistance from certain automobile manufacturers, which the Company is required to spend on qualified advertising, and which is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction to SG&A expenses as earned and amounted to $25.6 million, $24.8 million and $22.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient that allows entities to measure expected credit losses on current accounts receivable and current contract assets by assuming that current conditions as of the reporting date will remain unchanged over the life of those assets. This update is intended to simplify the estimation process by reducing reliance on forecasts of future economic conditions. The standard will be effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments eliminate the previous stage of development framework and require capitalization of internal-use software costs to begin when management authorizes and commits funding for a project, and it is probable the project will be completed and placed in service. The standard will be effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is planning to early adopt the ASU prospectively for the fiscal year beginning January 1, 2026, including interim periods. The Company does not expect the adoption will have a material impact on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU is intended to simplify and clarify hedge accounting under ASC 815 and improves the alignment of hedge results with risk-management activities. The standard will be effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
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
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Year Ended December 31, 2025
	U.S.	U.K.	Total
New vehicle retail sales	$8,528.7	$2,461.2	$10,989.9
Used vehicle retail sales	4,758.7	2,436.3	7,195.0
Used vehicle wholesale sales	357.5	249.8	607.3
Total new and used vehicle sales	13,644.9	5,147.3	18,792.2
Parts and service sales (1)	2,198.3	646.3	2,844.6
Finance, insurance and other, net (2)	783.5	151.1	934.6
Total revenues	$16,626.8	$5,944.6	$22,571.4

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2024
	U.S.	U.K.	Total
New vehicle retail sales	$8,110.1	$1,862.3	$9,972.4
Used vehicle retail sales	4,550.7	1,629.2	6,179.9
Used vehicle wholesale sales	323.8	138.6	462.4
Total new and used vehicle sales	12,984.6	3,630.1	16,614.7
Parts and service sales (1)	2,052.7	438.3	2,491.0
Finance, insurance and other, net (2)	735.6	93.0	828.7
Total revenues	$15,772.9	$4,161.5	$19,934.3

	Year Ended December 31, 2023
	U.S.	U.K.	Total
New vehicle retail sales	$7,433.6	$1,341.0	$8,774.6
Used vehicle retail sales	4,458.7	1,234.8	5,693.5
Used vehicle wholesale sales	314.4	127.1	441.4
Total new and used vehicle sales	12,206.6	2,702.9	14,909.5
Parts and service sales (1)	1,933.3	289.0	2,222.3
Finance, insurance and other, net (2)	674.3	67.6	741.9
Total revenues	$14,814.2	$3,059.5	$17,873.7
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $28.4 million, $30.6 million and $24.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts section within this Note for further discussion of these arrangements. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
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
In certain jurisdictions, the Company has an enforceable right to payment for performance completed to date on open work orders and as such, the transfer of control of vehicle maintenance and repair services and satisfaction of the performance obligation to its customer occurs over time. For these contracts that qualify for revenue recognition over time, the Company uses the input method for the measurement of progress and recognition of revenues, utilizing labor costs incurred to estimate the services performed for which the Company has an enforceable right to payment. The Company believes this method is the most objective measure of progress and provides a faithful depiction of the Company’s transfer of services to the customer.
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
Charge Backs
The Company may be charged back in the future for commissions received on F&I contract or VSC fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back, representing variable consideration, is recorded as a reduction to Finance, insurance and other, net in the Consolidated Statements of Operations. The reserve is estimated based on the Company’s historical charge back results and the termination provisions of the applicable contracts, and was $89.8 million and $76.1 million at December 31, 2025 and 2024, respectively.
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
The change in contract assets during the year ended December 31, 2025, is reflected in the table below (in millions):

F&I, Net
Contract Assets, January 1, 2025	$59.0
Changes related to revenue recognition during the period	28.4
Amounts invoiced during the period	(15.7)
Contract Assets, December 31, 2025	$71.6

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
The following table summarizes the consideration paid and aggregate amounts of assets acquired and liabilities assumed as of December 31, 2025 (in millions):

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
The Company recorded $0.2 million and $15.4 million of acquisition related costs attributable to the Inchcape Acquisition during the years ended December 31, 2025 and 2024, respectively. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
The Company’s Consolidated Statements of Operations included revenues and net loss attributable to Inchcape Retail for the year ended December 31, 2025, of $2.4 billion and $18.7 million, respectively, and for the year ended December 31, 2024, of $990.4 million and $3.1 million, respectively. The net loss attributable to Inchcape Retail for the years ended December 31, 2025 and 2024 includes the impact of the restructuring charges further described in Note 4. Restructuring.
The following unaudited pro forma financial information presents consolidated information of the Company as if the Inchcape Acquisition had occurred on January 1, 2023 (in millions):

	Years Ended December 31,
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
Other Acquisitions
During the year ended December 31, 2025, the Company acquired four dealerships in the U.S., specifically one Lexus dealership, one Acura dealership and two Mercedes-Benz dealerships. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $531.7 million. Goodwill associated with the acquisitions totaled $251.9 million.
During the year ended December 31, 2025, the Company acquired four dealerships in the U.K., specifically three Toyota dealerships and one Lexus dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $16.4 million. Goodwill associated with the acquisitions totaled $2.4 million.
The purchase price allocation for these acquisitions is preliminary and subject to change as the Company’s fair value assessments are finalized. The Company is continuing to analyze and assess relevant information related to the valuation of certain assets and liabilities, including, but not limited to, the valuation of property, equipment and intangible assets and deferred income taxes. The Company will reflect any required fair value adjustments in subsequent periods.
During the year ended December 31, 2024, the Company acquired nine dealerships in the U.S. specifically three Honda dealerships, two Lexus dealerships, one Toyota dealership, one Kia dealership, one Hyundai dealership and one Mercedes-Benz dealership. The Company also acquired one Toyota Certified pre-owned center and three collision centers in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $690.4 million. Goodwill associated with these acquisitions totaled $288.3 million.
During the year ended December 31, 2024, the Company acquired five dealerships in the U.K. specifically four Mercedes-Benz dealerships and one BMW/MINI dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $110.1 million, net of cash acquired. Goodwill associated with the acquisitions totaled $46.3 million.
During the year ended December 31, 2023, the Company acquired six dealerships in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $365.8 million, net of cash acquired. Goodwill associated with these acquisitions totaled $49.7 million.
Dispositions
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
During the year ended December 31, 2025, the Company recorded a net pre-tax gain totaling $8.1 million related to the disposition of four dealerships and one collision center in the U.S. The dispositions reduced goodwill by $30.6 million. The Company also terminated four franchises in the U.S.
During the year ended December 31, 2025, the Company closed nine dealerships in the U.K. in connection with the Restructuring Plan (as defined in Note 4. Restructuring). Refer to Note 4. Restructuring for further information regarding the impairment charges taken on these closed dealerships as part of the Restructuring Plan.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2025, the Company terminated eight franchises in the U.K. and recorded an impairment charge of $2.7 million associated with certain franchise terminations.
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
Assets held for sale in the Consolidated Balance Sheets include $39.5 million and $11.5 million of goodwill that has been reclassified to assets held for sale as of December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2024, the Company recognized $4.8 million in intangible asset impairment associated with assets held for sale. During the year ended December 31, 2025, the Company recognized a gain of $2.3 million associated with these previously impaired assets held for sale.
4. RESTRUCTURING
During the fourth quarter of 2025, the Company initiated a second U.K.-wide restructuring plan (the “2025 Restructuring Plan”) to continue to reduce costs in the U.K. segment. The 2025 Restructuring Plan consists of further workforce realignment and strategic closing of certain facilities. The 2025 Restructuring Plan is expected to continue through 2026, and the Company expects to incur $2.8 million of additional restructuring charges associated with this plan. Any changes to the Company’s estimates or timing of such charges will be reflected in the Company’s results of operations in future periods.
During the fourth quarter of 2024, the Company initiated the first U.K.-wide restructuring plan (the “2024 Restructuring Plan”) related to the integration of Inchcape Retail with its existing U.K. operations. The 2024 Restructuring Plan, which included workforce realignment, the strategic closure of certain facilities and systems integrations, was completed as of September 30, 2025. All planned actions under the 2024 Restructuring Plan have been finalized, and the associated restructuring charges have been fully recognized in the Company’s consolidated financial statements for the period ended December 31, 2025.
The components of total restructuring charges were as follows (in millions):

	Years Ended December 31,
	2025		2024
	2025 Restructuring Plan	2024 Restructuring Plan	2024 Restructuring Plan
Contract termination costs	$—	$4.1	$10.1
Facility closure costs	2.8	3.3	—
Employee related costs	3.0	8.4	4.3
Asset impairments	2.4	4.3	1.8
System integration costs	—	0.2	0.4
Total restructuring charges	$8.1	$20.3	$16.7
Charges associated with the Restructuring Plan are included within Restructuring Charges on the Consolidated Statements of Operations.
The following table presents the changes in restructuring related liabilities (in millions):

	2025 Restructuring Plan	2024 Restructuring Plan
December 31, 2024	$—	$11.9
Charges incurred (1)	5.8	16.0
Cash payments	(5.4)	(22.8)
December 31, 2025	$0.4	$5.2
(1) Charges incurred exclude non-cash asset impairments of $2.4 million and $4.3 million for the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.
Liabilities associated with restructuring charges are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. STOCK-BASED COMPENSATION PLANS
Under the Company’s 2024 Long Term Incentive Plan (the “Incentive Plan”), the Company currently grants RSAs, RSUs and PSUs provided to Company employees and non-employee directors. The aggregate maximum number of shares that may be issued or transferred under the Incentive Plan is 0.7 million. The Incentive Plan expires on May 14, 2034. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2025, there were 0.7 million shares available for issuance under the Incentive Plan.
Restricted Stock Awards
The Company grants RSAs to employees and non-employee directors. RSAs qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of EPS. RSAs contain voting rights and are considered outstanding at the date of grant. Refer to Note 6. Earnings Per Share for further details. RSAs are subject to vesting periods of up to three years. Compensation expense for RSAs is calculated based on the average market price of the Company’s common stock at the date of grant and recognized over the requisite vesting period on a straight-line basis. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate. The Company issues new shares of common stock or treasury shares, if available, to settle vested RSAs.
The following table summarizes RSA activity and related information for 2025:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	260,994	$173.89
Granted	39,518	$445.94
Vested	(165,845)	$149.47
Forfeited	(6,059)	$239.28
Nonvested at December 31, 2025	128,608	$286.02
The total fair value of RSAs that vested during the years ended December 31, 2025, 2024 and 2023, was $25.5 million, $14.9 million and $14.2 million, respectively.
As of December 31, 2025, there was $17.3 million of total unrecognized compensation cost related to RSAs which is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
The Company grants RSUs to non-employee directors. RSUs are vested 100% at the time of grant and settled on the date of the directors “separation of service,” as such term is defined in Internal Revenue Service Code §1.409A-1(h), and generally includes departure due to either death, disability, or retirement. RSUs convey no voting rights and therefore are not considered outstanding when granted. Granted RSUs participate in dividends, however the dividends are not payable until a director’s separation of service with the Company. In the event a director terminates his or her directorship with the Company for reasons other than defined above, the RSUs granted and any accrued dividends will be forfeited.
RSUs settle in a cash payment equal to the average of the Company’s high and low stock price on the separation of service date and therefore constitute liability instruments, which require remeasurements to fair value each reporting period. The changes in fair value as a result of the changes in the Company’s stock price are recognized in Selling, general and administrative expenses within the Consolidated Statements of Operations. As of December 31, 2025, the total liability for unsettled cash-settled RSUs, recorded at fair value, was $13.9 million.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes PSU activity and related information for 2025:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	32,046	$246.77
Granted	12,455	$478.53
Vested	(16,900)	$396.09
Forfeited	(1,069)	$280.57
Nonvested at December 31, 2025	26,532	$363.44
The total fair value of PSUs that vested during the years ended December 31, 2025, 2024 and 2023, was $6.7 million, $26.4 million and $3.3 million, respectively.
The weighted average grant date fair value of PSUs granted during the years ended December 31, 2025, 2024 and 2023, was $6.0 million, $4.0 million and $3.1 million, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP Plan”) authorizes the issuance of up to 4.75 million shares of common stock and provides that no options to purchase shares may be granted under the ESPP Plan after March 24, 2034. The ESPP Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the ESPP Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2025, there were 340,960 shares available for issuance under the ESPP Plan. During the years ended December 31, 2025, 2024 and 2023, the Company issued 87,082, 92,787 and 112,189 shares, respectively, of common stock to employees participating in the ESPP Plan. With respect to shares issued under the ESPP Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the ESPP Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the ESPP Plan was $90.68, $68.92 and $50.04 during the years ended December 31, 2025, 2024 and 2023, respectively. The fair value of employee stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option. Employees can contribute a maximum of 10% of their compensation, up to a maximum of $25,000 annually under the ESPP Plan. Cash received from the ESPP Plan purchases was $29.7 million, $24.4 million and $21.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock-Based Compensation
Total stock-based compensation includes expenses for both equity and cash-settled awards and is recognized in Selling, general and administrative expenses within the Consolidated Statements of Operations. Stock-based compensation related to equity-settled awards was $29.0 million, $25.2 million and $20.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Stock-based compensation related to cash-settled awards was $(0.5) million, $5.0 million and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Tax benefits related to total stock-based compensation were $11.0 million, $8.3 million and $8.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the calculation of EPS on total net income (in millions, except share and per share data):

	Years Ended December 31,
	2025	2024	2023
Weighted average basic common shares outstanding	12,713,382	13,192,518	13,681,660
Dilutive effect of stock-based awards and employee stock purchases	23,850	57,366	53,139
Weighted average dilutive common shares outstanding	12,737,232	13,249,884	13,734,799
Basic:
Net income	$325.2	$498.1	$601.6
Less: Earnings allocated to participating securities from continuing operations	3.7	10.5	14.8
Less: Earnings allocated to participating securities from discontinued operations	—	—	—
Net income available to basic common shares	$321.5	$487.6	$586.8
Basic earnings per common share	$25.29	$36.96	$42.89
Diluted:
Net income	$325.2	$498.1	$601.6
Less: Earnings allocated to participating securities from continuing operations	3.6	10.4	14.8
Less: Earnings allocated to participating securities from discontinued operations	—	—	—
Net income available to diluted common shares	$321.5	$487.7	$586.9
Diluted earnings per common share	$25.24	$36.81	$42.73
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
Fixed Rate Long-Term Debt
The Company estimates the fair value of its $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”) and the $500.0 million 6.375% Senior Notes due January 2030 (“6.375% Senior Notes”) using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value method based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 14. Debt for further discussion of the Company’s long-term debt arrangements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying value and fair value of the Company’s fixed rate long-term debt were as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$737.2	$750.0	$701.5
6.375% Senior Notes	500.0	516.6	500.0	502.4
Real estate related	130.0	130.3	140.6	136.4
Total	$1,380.0	$1,384.1	$1,390.6	$1,340.4
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
Assets associated with the Company’s interest rate swaps, as reflected gross in the Consolidated Balance Sheets, were as follows (in millions):

	December 31,
	2025	2024
Assets:
Other current assets	$4.9	$1.8
Other long-term assets (1)	40.6	77.5
Total assets	$45.5	$79.3
(1) As of December 31, 2025 and December 31, 2024, the balance included gross fair value of $2.2 million and $3.4 million, respectively, related to the de-designated swap as described below.
There were no liabilities associated with the Company’s interest rate swaps as of December 31, 2025 and December 31, 2024.
Interest Rate Swaps De-designated as Cash Flow Hedges
As of December 31, 2025, the Company had one de-designated mortgage interest rate swap with a notional value of $25.0 million and an interest rate of 0.60%. The de-designated swap will mature on March 1, 2030. No interest rate swaps were de-designated by the Company during the year ended December 31, 2025.
The Company recorded unrealized mark-to-market losses of $1.3 million, $0.5 million and $0.3 million and realized gains of $1.0 million, $1.6 million and $1.0 million associated with the de-designated interest rate swaps within Other interest expense, net, for the years ended December 31, 2025, 2024 and 2023 respectively.
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
As of December 31, 2025, the Company held 25 interest rate swaps designated as cash flow hedges with a total notional value of $825.9 million that fixed its underlying SOFR at a weighted average rate of 1.23%. As of December 31, 2024, the Company held 28 interest rate swaps designated as cash flow hedges with a total notional value of $889.3 million that fixed its underlying SOFR at a weighted average rate of 1.23%. The maturity dates of the Company’s designated interest rate swaps range between January 1, 2026 and December 31, 2031.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2025	2024	2023
Interest rate swaps	$(4.7)	$21.5	$10.4

	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statements of Operations Classification	Years Ended December 31,
	2025	2024	2023
Floorplan interest expense, net	$15.7	$20.6	$15.4
Other interest expense, net	$10.8	$17.0	$17.9
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
Accounts and Notes Receivables
Accounts and notes receivable consist primarily of amounts due from manufacturers related to dealer incentives, and also include receivables related to parts and service sales.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s receivables, net and contract assets consisted of the following (in millions):

	December 31,
	2025	2024
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$224.0	$250.3
Vehicle receivables	102.9	110.6
Total contracts-in-transit and vehicle receivables	326.8	360.9
Less: allowance for doubtful accounts	0.5	0.8
Total contracts-in-transit and vehicle receivables, net	$326.4	$360.1

Accounts and notes receivables, net:
Manufacturer receivables	$175.5	$177.4
Parts and service receivables	84.0	80.6
F&I receivables	39.2	39.7
Other	14.5	11.7
Total accounts and notes receivables	313.2	309.5
Less: allowance for doubtful accounts	4.8	6.4
Total accounts and notes receivables, net	$308.4	$303.0

Within Other current assets and Other long-term assets:
Total contract assets (1)	$71.6	$59.0
(1) See further discussion of the Company’s Contract Assets balance at Note 2. Revenues. No allowance for doubtful accounts was recorded for contract assets as of December 31, 2025, or December 31, 2024.
9. INVENTORIES
The Company’s inventories consisted of the following (in millions):

	December 31,
	2025	2024
New vehicles	$1,565.8	$1,509.0
Used vehicles	765.3	729.4
Loaner vehicles	265.0	246.7
Parts, accessories and other	145.1	151.8
Total inventories	$2,741.3	$2,636.8
As described in Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies, inventories are valued at lower of cost or net realizable value. The lower of specific cost or net realizable value adjustments reduced total inventory cost by $16.0 million and $14.1 million at December 31, 2025 and 2024, respectively.
Interest assistance reduced inventory costs by $10.5 million and $8.0 million at December 31, 2025 and 2024, respectively, and reduced cost of sales by $91.0 million, $88.4 million and $71.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Impairments of inventory, net of insurance proceeds, related to catastrophic events are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $1.1 million, $2.7 million and $3.4 million of impairment charges, respectively.
Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies for inventories.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment consisted of the following (in millions):

	December 31,
	2025	2024
Land	$1,255.7	$1,177.5
Buildings and leasehold improvements	2,023.8	1,842.6
Machinery and dealership equipment	222.2	204.4
Office equipment, furniture and fixtures	202.0	175.3
Company vehicles	15.8	15.7
Construction in progress	164.2	98.2
Total	3,883.6	3,513.8
Less: accumulated depreciation and amortization	746.3	657.3
Property and equipment, net	$3,137.4	$2,856.5
For the year ended December 31, 2025, the Company recognized $11.0 million of asset impairment charges related to property and equipment, consisting of $3.6 million in the U.S. segment and $7.4 million in the U.K. segment. No asset impairments were recorded for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recognized $6.8 million of asset impairment charges related to property and equipment in the Company’s U.S. segment. Property and equipment impairment charges are reflected in Asset impairments in the Consolidated Statements of Operations.
Depreciation and amortization expense totaled $121.1 million, $113.1 million and $92.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company capitalized $4.2 million, $2.5 million and $2.0 million of interest on construction projects for the years ended December 31, 2025, 2024 and 2023, respectively.
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
During the year ended December 31, 2025, the Company recorded $0.3 million of impairments of ROU assets related to the U.K. segment. No impairments of ROU assets were recorded during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recorded $1.8 million of impairments of ROU assets related to the U.S. segment. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations. Additional information regarding the Company’s operating and finance leases is as follows (in millions, except for lease term and discount rate information):

		December 31,
Leases	Balance Sheet Classification	2025	2024
Assets:
Operating	Operating lease assets	$276.0	$315.3
Finance	Property and equipment, net	324.2	310.7
Total		$600.1	$626.0
Liabilities:
Current:
Operating	Current operating lease liabilities	$25.1	$25.8
Finance	Current maturities of long-term debt	48.6	41.1
Noncurrent:
Operating	Operating lease liabilities, net of current portion	229.9	276.2
Finance	Long-term debt, net of current maturities	281.0	270.3
Total		$584.5	$613.4

		Years Ended December 31,
Lease Expense	Income Statement Classification	2025	2024	2023
Operating	Selling, general and administrative expenses	$48.6	$42.1	$38.1
Operating	Asset impairments	0.3	—	1.8
Variable	Selling, general and administrative expenses	9.1	7.3	6.6
Sublease income	Selling, general and administrative expenses	(1.4)	(2.1)	(1.3)
Finance:
Amortization of lease assets	Depreciation and amortization expense	12.1	10.1	9.9
Interest on lease liabilities	Other interest expense, net	16.9	17.2	12.6
Net lease expense		$85.7	$74.6	$67.6

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2025
Maturities of Lease Liabilities	Operating Leases	Finance Leases
2026	$36.3	$54.4
2027	40.4	59.0
2028	37.1	74.5
2029	29.8	87.3
2030	27.1	54.3
Thereafter	232.0	68.3
Total lease payments	402.6	397.8
Less: lease payments representing interest	(147.7)	(68.3)
Present value of lease liabilities	$255.0	$329.5

	Years Ended December 31,
Weighted-Average Lease Term and Discount Rate	2025	2024	2023
Weighted-average remaining lease terms:
Operating	13.5	13.7	13.5
Finance	5.0	6.2	7.2
Weighted-average discount rates:
Operating	5.7%	5.7%	5.2%
Finance	5.3%	5.4%	5.3%

	Years Ended December 31,
Other Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$47.1	$39.8	$36.6
Operating cash flows used in finance leases	$6.6	$7.3	$12.6
Financing cash flows used in finance leases	$18.1	$17.5	$26.4
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$12.0	$112.9	$1.5
Operating leases, modifications and remeasurements	$(2.6)	$23.3	$(0.2)
Finance leases, initial recognition	$48.3	$77.8	$70.6
Finance leases, modifications and remeasurements	$(11.6)	$7.2	$(3.6)
12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
Goodwill
The Company evaluates its intangible assets, including goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies relating to impairment testing.
A triggering event was identified during the three months ended September 30, 2025, primarily due to macroeconomic factors as the U.K. economy continues to face challenges, including persistent inflation, elevated interest rates, rising energy costs and a slowdown in consumer spending. These factors have contributed to margin compression and increased operating expenses within the automotive retail industry. The economic challenges in the U.K., coupled with the termination of certain franchise agreements further described below, constituted a triggering event indicating that goodwill and intangible franchise rights may be impaired.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of the triggering event described above, the Company performed a quantitative assessment on the goodwill associated with the U.K. reporting unit to determine whether the fair values of the U.K. reporting unit were less than their carrying values. Based on the results of the quantitative assessment for the U.K. reporting unit, the Company recorded a goodwill impairment charge of $93.0 million for the three months ended September 30, 2025.
For the October 31, 2025 annual goodwill impairment test, the Company elected to perform a quantitative assessment on the U.K. reporting unit and a qualitative assessment on the U.S. reporting unit to determine whether the fair values of the Company’s reporting units were less than their carrying values. Based on the results of the assessments, the Company did not record an additional goodwill impairment charge for the year ended December 31, 2025.
When a quantitative impairment assessment is performed, the Company estimates the fair value of goodwill using a combination of the market approach and the income approach, also referred to as the discounted cash flow approach. The Company weighs the market approach and the income approach equally in the fair value model. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pre-tax net income. The income approach measures fair value by discounting expected future cash flows at a WACC that proportionately weighs the cost of debt and equity. Significant assumptions in the model include revenue growth rates, future earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, the fair value of non-operating assets, the WACC and terminal growth rates. The Company applies a five-year projection period which aligns with the Company’s strategic plan. Key considerations in the assumed growth rates include industry seasonally adjusted annual rate of vehicle sales projections, market share performance, macroeconomic conditions including consumer confidence levels, unemployment rates and gross domestic product growth, and internal measures such as historical financial performance, cost control and planned capital expenditures.
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
Intangible Franchise Rights
During the three months ended September 30, 2025, the Company elected to terminate franchise rights agreements associated with ten JLR dealerships in the U.K. Formal notice of termination was provided to JLR, with an effective date of termination of August 2027. As a result of the termination notice, the Company recorded a corresponding intangible franchise rights impairment charge of $18.1 million in the U.K. segment for the three months ended September 30, 2025.
Based on the triggering event as described above, the Company examined its intangible franchise rights balance associated with the U.K. reporting unit and identified certain U.K. dealerships’ intangible franchise rights required further quantitative assessment. This resulted in additional franchise rights impairment charges, unrelated to the OEM notification described above, of $5.4 million for the three months ended September 30, 2025.
For the October 31, 2025 annual intangible franchise rights assessment, the Company elected to perform a qualitative assessment. Based on the results of the qualitative assessment, certain dealerships required a quantitative assessment based on their actual results through October 31, 2025, as well as an update of the annual budget in the fourth quarter of 2025. Based on the results of the assessment, the Company recorded franchise rights impairment charges of $63.3 million in the U.S. segment and $1.6 million in the U.K. segment during the three months ended December 31, 2025, bringing total intangible franchise rights impairment charges, excluding impairments associated with restructuring charges, to $63.3 million in the U.S. segment and $27.8 million in the U.K. segment for the year ended December 31, 2025. After recording these impairments, the remaining fair value associated with the intangible franchise rights tested, measured on a nonrecurring basis, was $39.0 million.
To perform the intangible franchise rights quantitative assessments described above, the Company estimated the fair values of the respective franchise rights using a discounted cash flow, or income approach, following the methodology for the income approach as described above for Goodwill.
During the year ended December 31, 2024, the Company recorded impairment charges of $28.2 million in the U.S. segment and none in the U.K. segment on intangible franchise rights. During the year ended December 31, 2023, the Company recorded impairment charges of $25.1 million in the U.S. segment and none in the U.K. segment on intangible franchise rights.
The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2025, the Company recorded additional intangible franchise rights acquired through business combinations of $84.8 million in the U.S. segment and none in the U.K. segment. During the year ended December 31, 2024, the Company recorded additional indefinite-lived intangible franchise rights acquired through business combinations of $178.1 million in the U.S. segment and $121.8 million in the U.K. segment.
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
The following table presents the significant unobservable inputs used in the assessment of intangible franchise rights:

Description	Valuation Technique	Unobservable Input	Range (Average)
Intangible franchise rights	Discounted cash flow	WACC	9.0%
		Revenue growth rate	1.2% — 10.4% (2.8%)
		Long-term growth rate	2.5%
		EBITDA margin	(0.2)% — 1.6% (1.0%)
The following table presents the Company’s intangible franchise rights balances by segment as of December 31, 2025 and 2024 (in millions):

	Intangible Franchise Rights
	U.S.	U.K.	Total
Balance, December 31, 2024	$809.8	$138.3	$948.1
Balance, December 31, 2025	$813.4	$120.4	$933.8
The following is a roll-forward of the Company’s goodwill accounts by reporting unit (in millions):

	Goodwill
	U.S.	U.K.	Total
Balance, December 31, 2023 (1)	$1,532.1	$119.8	$1,651.9
Additions through acquisitions	288.3	161.1	449.4
Purchase price allocation adjustments	—	—	—
Disposals	(66.4)	(0.1)	(66.5)
Reclassified from (to) assets held for sale, net	28.3	—	28.3
Currency translation	—	(5.2)	(5.2)
Balance, December 31, 2024 (1)	$1,782.2	$275.7	$2,057.9
Additions through acquisitions	251.9	2.4	254.3
Purchase price allocation adjustments	(0.4)	14.9	14.5
Disposals	(30.6)	—	(30.6)
Reclassified from (to) assets held for sale, net	(19.6)	—	(19.6)
Impairments	—	(93.0)	(93.0)
Currency translation	—	21.5	21.5
Balance, December 31, 2025 (1)(2)	$1,983.5	$221.4	$2,204.9
(1) Net of accumulated impairments of $40.6 million in the U.S. reporting unit.
(2) Net of accumulated impairments of $93.0 million in the U.K. reporting unit.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. FLOORPLAN NOTES PAYABLE
The Company’s Floorplan Notes Payable consisted of the following (in millions):

	December 31,
	2025	2024
Revolving Credit Facility — floorplan notes payable	$1,388.5	$1,328.7
Revolving Credit Facility — floorplan notes payable offset account	(504.2)	(286.3)
Revolving Credit Facility — floorplan notes payable, net	884.2	1,042.4
Other non-manufacturer facilities	199.3	212.9
Floorplan notes payable — credit facility and other, net	$1,083.5	$1,255.3

FMCC facility	$188.7	$202.0
FMCC facility offset account	—	(2.0)
FMCC facility, net	188.7	200.0
GM Financial Facility	201.4	189.5
Other manufacturer affiliate facilities	442.2	377.2
Floorplan notes payable — manufacturer affiliates, net	$832.3	$766.7
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
On May 30, 2025, in the U.S., the Company entered into an amended revolving syndicated credit arrangement that matures on May 30, 2030, with 18 participating financial institutions (the “Revolving Credit Facility”). In addition to extending the term, the amendment increased the availability from $2.5 billion to $3.5 billion, with the ability to increase to $4.5 billion, subject to lender approval. The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.75 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Consolidated Balance Sheets — refer to Note 14. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $3.5 billion commitment. The Acquisition Line includes a $100 million sub-limit for letters of credit. The Company had $11.8 million in letters of credit outstanding as of both December 31, 2025 and December 31, 2024.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 5.07% as of December 31, 2025, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio.
In conjunction with the Revolving Credit Facility, the Company had $8.0 million and $3.1 million of unamortized debt issuance costs as of December 31, 2025 and December 31, 2024, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Consolidated Balance Sheets and amortized over the term of the facility.
Under the Revolving Credit Facility, dividends are permitted to the extent that no event of default exists, and the Company is in compliance with the financial covenants contained therein.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $200.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 6.75% as of December 31, 2025.
GM Financial Facility
The Company has a master loan agreement with General Motors Financial for financing of new GM vehicles (the “GM Financial Facility”). The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points. As of December 31, 2025, the GM Financial Facility had a total borrowing capacity of $376.7 million.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and loaner vehicle inventories. As of December 31, 2025, borrowings outstanding under these facilities totaled $442.2 million, comprised of $212.5 million in the U.S. and $229.7 million in the U.K., with annual interest rates ranging from approximately 1% to 8%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line, FMCC Facility and GM Financial Facility, and therefore offset the respective outstanding balances in the Company’s Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
In May 2025, the Company entered into an addendum to the master loan agreement with General Motors Financial and established an offset account under the GM Financial Facility (the “GM Floorplan Offset”). As of December 31, 2025, there was no balance for the GM Floorplan Offset account.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. DEBT
Long-term debt consisted of the following (in millions):

	December 31,
	2025	2024
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
6.375% Senior Notes due January 15, 2030	500.0	500.0
Acquisition Line	964.0	95.0
Other debt:
Real estate related	1,151.0	1,253.9
Finance leases	329.5	311.4
Other	18.2	19.0
Total other debt	1,498.7	1,584.3
Total debt	3,712.7	2,929.3
Less: unamortized debt issuance costs	13.2	16.1
Less: current maturities	259.0	175.3
Total long-term debt	$3,440.5	$2,737.9
The aggregate annual maturities of debt for the next five years, excluding debt issuance costs, are as follows (in millions):

Total
Years Ended December 31,
2026	$260.0
2027	244.4
2028	926.0
2029	318.4
2030	1,575.6
Thereafter	388.3
Total	$3,712.7
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 13. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of December 31, 2025, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 13. Floorplan Notes Payable), totaled $964.0 million. The weighted average interest rate on this facility was 5.52% for the year ended December 31, 2025.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of December 31, 2025, borrowings outstanding under these facilities totaled $1,151.0 million, gross of debt issuance costs, comprised of $760.8 million in the U.S. and $390.2 million in the U.K., respectively.
The Company’s mortgage loans are secured by real property owned by the Company. The carrying values of the related collateralized real estate as of December 31, 2025 and 2024 were $1,538.6 million and $1,612.9 million, respectively.
The Company has a master credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”), which provides for delayed draw term loans with a maximum borrowing capacity of $258.3 million. The Wells Fargo Credit Agreement accrues interest at SOFR plus 175 basis points and matures on March 1, 2031. As of December 31, 2025, borrowings outstanding under the Wells Fargo Credit Agreement totaled $237.8 million and are included in the total U.S. mortgage loans described above.
Finance Leases
Refer to Note 11. Leases for further information regarding the Company’s finance leases.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. INCOME TAXES
The Company has adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for the year ended December 31, 2025. As a result of this adoption, the Company’s income tax disclosure below now includes additional information related to the effective tax rate reconciliation and income taxes paid. Income from continuing operations before income taxes by geographic area was as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Domestic	$563.1	$652.2	$732.1
Foreign	(113.2)	6.3	68.1
Total income before income taxes	$449.9	$658.5	$800.2
Federal, state and foreign income tax provisions from continuing operations were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Federal:
Current	$75.6	$121.4	$142.9
Deferred	35.0	14.7	11.8
State:
Current	12.2	19.2	23.8
Deferred	8.2	4.6	4.6
Foreign:
Current	13.6	(2.7)	12.8
Deferred	(18.4)	4.3	2.3
Provision for income taxes	$126.2	$161.5	$198.2
A reconciliation of the statutory federal rate to the effective tax rate on income before income taxes from continuing operations was as follows (in millions):

	Years Ended December 31,
	2025			2024			2023
	PTI	Tax	%	PTI	Tax	%	PTI	Tax	%
U.S. federal statutory rate	$449.9	$94.5	21.0%	$658.5	$138.3	21.0%	$800.2	$168.0	21.0%
State income taxes, net of federal benefit (1)		15.6	3.5%		19.7	3.0%		22.7	2.8%
Foreign tax effects
U.K.
Goodwill impairments		22.7	5.0%		—	—%		—	—%
Other		(0.1)	—%		2.3	0.3%		1.9	0.2%
Other Foreign Jurisdiction		(4.3)	(1.0)%		(1.9)	(0.3)%		(1.0)	(0.1)%
Effect of cross-border tax laws		—	—%		1.7	0.3%		1.8	0.2%
Tax credits		(3.3)	(0.7)%		(3.9)	(0.6)%		(0.5)	(0.1)%
Changes in valuation allowances		—	—%		—	—%		—	—%
Nontaxable or nondeductible items		2.5	0.6%		2.1	0.3%		0.7	0.1%
Changes in unrecognized tax benefits		—	—%		—	—%		—	—%
Other		(1.4)	(0.3)%		3.2	0.5%		4.6	0.6%
Provision for income taxes	$449.9	$126.2	28.0%	$658.5	$161.5	24.5%	$800.2	$198.2	24.8%
(1) State taxes in California, Massachusetts, Oklahoma and Texas made up the majority (greater than 50%) of the tax effect in this category.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Taxes paid, net of refunds, were as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Federal	$91.1	$115.1	$143.7
State	15.6	20.7	22.1
Foreign (U.K.)	1.4	10.2	18.0
	$108.1	$146.0	$183.8
The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Accrued liabilities	$83.1	$66.7
Fixed asset basis differences	—	1.9
Net operating losses	7.0	9.0
Operating lease liabilities	70.4	89.6
Deferred tax assets	160.6	167.1
Less: valuation allowance on deferred tax assets	4.7	6.0
Net deferred tax assets	$155.9	$161.1
Deferred tax liabilities:
Goodwill and other intangibles	$254.7	$239.9
Fixed asset basis differences	154.8	119.5
Interest rate swaps	10.8	18.9
Operating lease ROU assets	66.3	77.6
Other	0.4	1.0
Deferred tax liabilities	487.0	456.9
Net deferred tax liability	$331.1	$295.8
The classification of the continued operations of the Company’s net deferred tax liability within the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets, included in Other long-term assets	$—	$—
Deferred tax liability, included in Deferred income taxes	331.1	295.8
Net deferred tax liability	$331.1	$295.8
As of December 31, 2025, the Company had state pre-tax net operating loss carryforwards in the U.S. of $122.3 million that will expire between 2026 and 2045 in certain states while some may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these net operating losses in certain jurisdictions, a valuation allowance has been established.
The Company believes it is more-likely-than-not that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on its expectation of future taxable income and considering future reversals of existing taxable temporary differences.
As of December 31, 2025, the Company maintains a permanent reinvestment assertion on the Company’s foreign subsidiaries. An immaterial amount of tax would be payable upon any distribution of unremitted earnings or a recognition of any outside basis difference.
Based on the statutes of limitations in the applicable jurisdictions in which the Company operates, the Company is generally no longer subject to examinations by tax authorities in years prior to 2020.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the Company’s unrecognized tax benefits is as follows (in millions):

	2025	2024	2023
Balance at January 1	$2.1	$2.2	$2.0
Additions for current tax	0.8	0.4	0.6
Additions based on tax positions in prior years	—	—	—
Reductions for tax positions	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to lapse of statutes of limitations	(0.5)	(0.5)	(0.4)
Balance at December 31	$2.4	$2.1	$2.2
Included in the balance of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, are $1.9 million, $1.7 million and $1.9 million, respectively, of tax benefits that would affect the effective tax rate if recognized.
For the years ended December 31, 2025, 2024 and 2023 the Company recorded approximately $0.5 million, $0.4 million and $0.3 million, respectively, of interest and penalty related to its uncertain tax positions. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions within Provision for income taxes in the Consolidated Statements of Operations.
16. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (the “Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary, compensation or bonus. Participants receive a rate of return as determined by management and approved by the Board of Directors. The balances due to participants of the Deferred Compensation Plan as of December 31, 2025 and 2024, were $116.8 million and $111.8 million, respectively, with $7.0 million and $7.9 million classified as current for each respective period.
In the U.S., the Company offers a 401(k) plan to eligible employees and provides matching contribution to employees that participate in the plan. For the years ended December 31, 2025, 2024 and 2023, the matching contributions paid by the Company totaled $18.8 million, $17.3 million and $11.7 million, respectively.
In the U.K., the Company offers private personal pension plans and provides matching contributions to eligible employees that participate in the plan. For the years ended December 31, 2025, 2024 and 2023, the matching contributions paid by the Company totaled $12.4 million, $8.5 million and $5.2 million, respectively.
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
Legal Proceedings
As of December 31, 2025, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $27.5 million as of December 31, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	Year Ended December 31, 2025
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2024	$(56.5)	$58.2	$1.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	54.8	(6.1)	48.7
Tax effect	—	1.5	1.5
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(15.7)	(15.7)
Other interest expense, net (pre-tax)	—	(10.8)	(10.8)
Provision for income taxes	—	6.3	6.3
Net current period other comprehensive income (loss)	54.8	(24.9)	30.0
Balance, December 31, 2025	$(1.7)	$33.3	$31.6

	Year Ended December 31, 2024
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2023	$(37.4)	$65.6	$28.1
Other comprehensive income (loss) before reclassifications:
Pre-tax	(19.1)	28.2	9.1
Tax effect	—	(6.7)	(6.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(20.6)	(20.6)
Other interest expense, net (pre-tax)	—	(17.0)	(17.0)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.2)	(0.2)
Provision for income taxes	—	9.0	9.0
Net current period other comprehensive loss	(19.1)	(7.4)	(26.5)
Balance, December 31, 2024	$(56.5)	$58.2	$1.6

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2022	$(61.1)	$83.6	$22.5
Other comprehensive income (loss) before reclassifications:
Pre-tax	23.7	13.7	37.3
Tax effect	—	(3.3)	(3.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(15.4)	(15.4)
Other interest expense, net (pre-tax)	—	(17.9)	(17.9)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(4.0)	(4.0)
Provision for income taxes	—	8.9	8.9
Net current period other comprehensive income (loss)	23.7	(18.0)	5.7
Balance, December 31, 2023	$(37.4)	$65.6	$28.1
19. CASH FLOW INFORMATION
Non-cash Activities
The accrual for capital expenditures was $3.7 million and $9.0 million as of December 31, 2025 and 2024, respectively.
Interest Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $268.2 million, $223.6 million and $154.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
20. SEGMENT INFORMATION
As of December 31, 2025, the Company had two operating and reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews to analyze performance and allocate resources to the U.S. and U.K. geographic areas. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The CODM predominantly uses the metric of income before income taxes in making decisions about the allocation of operating and capital resources to each segment, evaluating annual budget and forecast, as well as determining compensation for certain employees.
The accounting policies of the segments are the same as those described in the Company’s summary of accounting policies. All intercompany balances and transactions have been eliminated in consolidation. Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected reportable segment data for continuing operations as follows (in millions):

	Year Ended December 31, 2025
	U.S.	U.K.	Total
Total revenues	$16,626.8	$5,944.6	$22,571.4
Cost of sales	$13,816.9	$5,132.7	$18,949.5
SG&A expenses	$1,864.1	$681.4	$2,545.5
Depreciation and amortization expense	$90.7	$30.4	$121.1
Asset impairments	$64.6	$128.2	$192.8
Restructuring charges	$—	$28.4	$28.4
Floorplan interest expense	$74.7	$26.8	$101.5
Other interest expense, net	$152.9	$29.9	$182.9
Other segment items (1)	$(0.2)	$—	$(0.2)
Income (loss) before income taxes	$563.1	$(113.2)	$449.9
Capital expenditures:
Real estate related capital expenditures	$55.7	$—	$55.7
Non-real estate related capital expenditures	182.4	32.0	214.3
Total capital expenditures	$238.0	$32.0	$270.0

	Year Ended December 31, 2024
	U.S.	U.K.	Total
Total revenues	$15,772.9	$4,161.5	$19,934.3
Cost of sales	$13,092.0	$3,601.3	$16,693.3
SG&A expenses	$1,704.0	$475.2	$2,179.2
Depreciation and amortization expense	$88.2	$24.9	$113.1
Asset impairments	$33.0	$—	$33.0
Restructuring charges	$—	$16.7	$16.7
Other operating income	$(10.0)	$—	$(10.0)
Floorplan interest expense	$88.8	$19.8	$108.5
Other interest expense, net	$124.8	$16.6	$141.3
Other segment items (1)	$—	$0.7	$0.7
Income before income taxes	$652.2	$6.3	$658.5
Capital expenditures:
Real estate related capital expenditures	$42.8	$23.1	$65.9
Non-real estate related capital expenditures	148.5	30.7	179.2
Total capital expenditures	$191.3	$53.7	$245.1

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
	U.S.	U.K.	Total
Total revenues	$14,814.2	$3,059.5	$17,873.7
Cost of sales	$12,204.1	$2,649.4	$14,853.4
SG&A expenses	$1,622.9	$303.9	$1,926.8
Depreciation and amortization expense	$76.9	$15.1	$92.0
Asset impairments	$32.9	$—	$32.9
Floorplan interest expense	$53.5	$10.6	$64.1
Other interest expense, net	$91.4	$8.4	$99.8
Other segment items (1)	$0.4	$4.1	$4.5
Income before income taxes	$732.1	$68.1	$800.2
Capital expenditures:
Real estate related capital expenditures	$41.5	$4.7	$46.3
Non-real estate related capital expenditures	114.6	24.5	139.2
Total capital expenditures	$156.2	$29.3	$185.4
(1) Other segment items include other expenses, which primarily relate to currency translation.

	December 31, 2025
	U.S.	U.K.	Total
Property and equipment, net	$2,423.9	$713.5	$3,137.4
Total assets (1)	$8,146.3	$2,183.0	$10,329.3

	December 31, 2024
	U.S.	U.K.	Total
Property and equipment, net	$2,181.9	$674.6	$2,856.5
Total assets (1)	$7,630.1	$2,176.6	$9,806.6
(1) Total assets for reportable segments exclude the total assets related to discontinued operations. The assets related to discontinued operations were immaterial as of December 31, 2025 and December 31, 2024.
Refer to Note 12. Intangible Franchise Rights and Goodwill for further discussion of the Company’s intangible franchise rights and goodwill by segment.