Form 10-Q
period 2026-03-31
GROUP 1 AUTOMOTIVE INC
filed 2026-04-30
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of April 24, 2026, the registrant had 11,898,193 shares of common stock outstanding.

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

Forward-Looking Statements
Unless the context requires otherwise, references to “we,” “us,” “our,” “Group 1” or the “Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future supply constraints, including as a result of the armed conflicts in Ukraine and the Middle east, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, as well as the impact of cyberattacks or other privacy/data security incidents, business trends in the retail automotive industry, changes to regulations and policies applicable to our operations, including battery electric vehicle mandates in the U.K. and their impact on new vehicle demand and potential changes in U.S. and global trade policy, including the imposition by the U.S. of significant tariffs on the import of automobiles and certain materials used in our parts and service operating business and the passage of the “One Big Beautiful Bill”, including the associated impact on tax deductions in the domestic car industry and elimination of certain clean energy tax credits, which could impact incentives for electric vehicle production and sales. Broader macroeconomic challenges in the U.K., including inflationary pressures, fluctuations in interest and foreign exchange rates and overall economic volatility, could further impact vehicle affordability, demand and the Company’s financial performance in that market. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are based on the Company’s expectations and beliefs as of the date of this Form 10-Q concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable when and as made, there can be no assurance that future developments affecting the Company will be those that are anticipated. The Company’s forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risks set forth in Item 1A. Risk Factors of this Form 10-Q and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41.7	$32.5
Contracts-in-transit and vehicle receivables, net	331.7	326.4
Accounts and notes receivable, net	347.3	308.4
Inventories	2,727.8	2,741.3
Prepaid expenses	38.7	65.3
Other current assets	16.5	17.4
Current assets classified as held for sale	3.6	171.4
TOTAL CURRENT ASSETS	3,507.3	3,662.6
Property and equipment, net of accumulated depreciation of $763.7 and $746.3, respectively	3,124.0	3,137.4
Operating lease assets	256.0	276.0
Goodwill	2,126.5	2,204.9
Intangible franchise rights	917.6	933.8
Other long-term assets	131.0	135.1
TOTAL ASSETS	$10,062.4	$10,349.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $149.1 and $504.2, respectively	$1,399.4	$1,083.5
Floorplan notes payable — manufacturer affiliates, net of offset account of $0.6 and $—, respectively	839.6	832.3
Current maturities of long-term debt	289.5	259.0
Current operating lease liabilities	25.1	25.1
Accounts payable	719.9	732.8
Accrued expenses and other current liabilities	427.6	432.0
Current liabilities classified as held for sale	—	38.5
TOTAL CURRENT LIABILITIES	3,701.1	3,403.1
Long-term debt	2,851.5	3,440.5
Long-term operating lease liabilities	206.8	229.9
Deferred income taxes	314.2	331.1
Other long-term liabilities	149.3	155.8
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,931,436 and 24,941,249 shares issued, respectively	0.2	0.2
Additional paid-in capital	392.5	388.5
Retained earnings	4,545.5	4,421.9
Accumulated other comprehensive income (loss)	19.3	31.6
Treasury stock, at cost; 13,030,825 and 12,897,840 shares, respectively	(2,118.0)	(2,053.2)
TOTAL STOCKHOLDERS’ EQUITY	2,839.6	2,789.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,062.4	$10,349.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
REVENUES:
New vehicle retail sales	$2,562.4	$2,680.0
Used vehicle retail sales	1,774.9	1,755.4
Used vehicle wholesale sales	149.5	151.6
Parts and service sales	704.4	692.1
Finance, insurance and other, net	215.9	226.2
Total revenues	5,407.1	5,505.3
COST OF SALES:
New vehicle retail sales	2,389.7	2,490.3
Used vehicle retail sales	1,687.2	1,661.9
Used vehicle wholesale sales	147.9	150.1
Parts and service sales	304.4	311.1
Total cost of sales	4,529.2	4,613.3
GROSS PROFIT	877.9	891.9
Selling, general and administrative expenses	600.6	617.3
Depreciation and amortization expense	31.1	29.3
Asset impairments	2.5	0.4
Restructuring charges	1.0	11.1
INCOME FROM OPERATIONS	242.6	233.9
Floorplan interest expense	23.3	26.9
Other interest expense, net	48.8	39.8
Other income	—	(0.3)
INCOME BEFORE INCOME TAXES	170.5	167.5
Provision for income taxes	40.6	39.7
Net income from continuing operations	129.9	127.7
Net income from discontinued operations	0.3	0.4
NET INCOME	$130.2	$128.1
BASIC EARNINGS PER SHARE:
Continuing operations	$10.84	$9.66
Discontinued operations	0.03	0.03
Total	$10.87	$9.69
DILUTED EARNINGS PER SHARE:
Continuing operations	$10.82	$9.64
Discontinued operations	0.03	0.03
Total	$10.85	$9.67
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11.9	13.1
Diluted	11.9	13.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
NET INCOME	$130.2	$128.1
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(11.0)	23.9
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(0.9) and $1.5, respectively	2.9	(4.9)
Reclassification adjustment for gain included in interest expense, net of tax provision of $(1.1), and $(1.6), respectively	(3.7)	(5.2)
Reclassification related to de-designated interest rate swaps, net of tax provision of $(0.2) and $—, respectively	(0.6)	—
Unrealized loss on interest rate risk management activities, net of tax	(1.4)	(10.1)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(12.3)	13.8
COMPREHENSIVE INCOME	$117.9	$141.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2025	24,941,249	$0.2	$388.5	$4,421.9	$31.6	$(2,053.2)	$2,789.1
Net income	—	—	—	130.2	—	—	130.2
Other comprehensive loss, net of taxes	—	—	—	—	(12.3)	—	(12.3)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(73.0)	(73.0)
Net issuance of treasury shares to stock compensation plans	(9,813)	—	(6.9)	—	—	8.1	1.2
Stock-based compensation	—	—	10.9	—	—	—	10.9
Dividends declared ($0.55 per share)	—	—	—	(6.6)	—	—	(6.6)
BALANCE, MARCH 31, 2026	24,931,436	$0.2	$392.5	$4,545.5	$19.3	$(2,118.0)	$2,839.6

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2024	24,989,807	$0.2	$356.1	$4,122.4	$1.6	$(1,506.2)	$2,974.3
Net income	—	—	—	128.1	—	—	128.1
Other comprehensive income, net of taxes	—	—	—	—	13.8	—	13.8
Purchases of treasury stock, including excise tax	—	—	—	—	—	(123.5)	(123.5)
Net issuance of treasury shares to stock compensation plans	(25,429)	—	(3.4)	—	—	2.3	(1.1)
Stock-based compensation	—	—	7.6	—	—	—	7.6
Dividends declared ($0.50 per share)	—	—	—	(6.6)	—	—	(6.6)
BALANCE, MARCH 31, 2025	24,964,378	$0.2	$360.3	$4,243.9	$15.4	$(1,627.4)	$2,992.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130.2	$128.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.1	29.3
Change in operating lease assets	7.8	7.4
Deferred income taxes	(13.7)	8.8
Asset impairments	2.5	1.5
Stock-based compensation	10.9	7.6
Amortization of debt discount and issuance costs	1.3	1.2
Gain on disposition of assets	(48.1)	(8.5)
Unrealized (gain) loss on derivative instruments	(0.6)	0.5
Other	(0.5)	(0.4)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(9.6)	(8.2)
Accounts and notes receivable	(2.4)	(13.0)
Inventories	(40.1)	108.0
Contracts-in-transit and vehicle receivables	(7.9)	(71.8)
Prepaid expenses and other assets	31.1	8.7
Floorplan notes payable — manufacturer affiliates	10.0	(32.1)
Deferred revenues	(1.8)	(0.3)
Operating lease liabilities	(7.9)	(8.1)
Net cash provided by operating activities	92.4	158.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net	(0.6)	(15.1)
Proceeds from disposition of franchises, property and equipment	266.5	30.7
Purchases of property and equipment	(84.0)	(52.2)
Escrow payments for acquisitions	—	(4.5)
Net cash provided by (used in) investing activities	181.8	(41.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	4,625.5	3,410.2
Repayments on credit facility — floorplan line and other	(4,305.9)	(3,253.7)
Borrowings on credit facility — acquisition line	250.0	399.9
Repayments on credit facility — acquisition line	(710.0)	(454.6)
Debt issuance costs	—	(0.5)
Borrowings on other debt	26.7	12.7
Principal payments on other debt	(73.0)	(67.1)
Proceeds from employee stock purchase plan	7.9	7.6
Payments of tax withholding for stock-based compensation	(6.6)	(8.8)
Repurchases of common stock, amounts based on settlement date	(72.4)	(122.8)
Dividends paid	(6.6)	(6.6)
Net cash used in financing activities	(264.4)	(83.6)
Effect of exchange rate changes on cash	(0.7)	2.0
Net increase in cash and cash equivalents	9.2	36.1
CASH AND CASH EQUIVALENTS, beginning of period	32.5	34.4
CASH AND CASH EQUIVALENTS, end of period	$41.7	$70.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND CONSOLIDATION AND ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s 2025 Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc. and its subsidiaries, all of which are wholly owned.
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
The Company adopted ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, on a prospective basis effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.
The Company adopted ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, on a prospective basis effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended March 31, 2026
	U.S.	U.K.	Total
New vehicle retail sales	$1,852.0	$710.4	$2,562.4
Used vehicle retail sales	1,117.5	657.4	1,774.9
Used vehicle wholesale sales	94.6	54.9	149.5
Total new and used vehicle sales	3,064.1	1,422.7	4,486.8
Parts and service sales (1)	527.2	177.3	704.4
Finance, insurance and other, net (2)	172.6	43.3	215.9
Total revenues	$3,763.8	$1,643.3	$5,407.1

	Three Months Ended March 31, 2025
	U.S.	U.K.	Total
New vehicle retail sales	$1,968.7	$711.2	$2,680.0
Used vehicle retail sales	1,144.3	611.1	1,755.4
Used vehicle wholesale sales	92.0	59.6	151.6
Total new and used vehicle sales	3,205.0	1,381.9	4,587.0
Parts and service sales (1)	531.3	160.8	692.1
Finance, insurance and other, net (2)	185.5	40.8	226.2
Total revenues	$3,921.8	$1,583.5	$5,505.3
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $(0.3) million and $10.4 million during the three months ended March 31, 2026 and 2025, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
The Company accounts for business combinations under the acquisition method of accounting, wherein the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the three months ended March 31, 2026, the Company acquired three dealerships in the U.K., specifically two Volkswagen dealerships and one Skoda dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $0.6 million. There was no goodwill associated with the acquisitions.
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
During the three months ended March 31, 2025, the Company acquired four dealerships in the U.K., including three Toyota dealerships and one Lexus dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $16.4 million. Goodwill associated with the acquisitions totaled $2.4 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Dispositions
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2026, the Company recorded a net pre-tax gain totaling $44.2 million related to the disposition of two dealerships in the U.S. The dispositions reduced goodwill by $109.4 million. In connection with one of the dispositions, $41.2 million in proceeds had not been received as of March 31, 2026 and was recorded as a receivable as of March 31, 2026, representing a non-cash investing activity. The Company collected $34.3 million of the receivable subsequent to March 31, 2026.
During the three months ended March 31, 2026, the Company recorded a net pre-tax loss totaling $0.3 million related to the disposition of two dealerships in the U.K. The dispositions reduced goodwill by $0.8 million.
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
During the three months ended March 31, 2025, the Company recorded an impairment charge of $2.7 million associated with certain franchise terminations.
There was no goodwill reclassified to assets held for sale as of March 31, 2026. Assets held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2025 included $39.5 million of goodwill that was reclassified to assets held for sale.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
4. RESTRUCTURING
During the fourth quarter of 2025, the Company initiated a second U.K.-wide restructuring plan (the “2025 Restructuring Plan”) to continue to reduce costs in the U.K. segment. The 2025 Restructuring Plan consists of further workforce realignment and strategic closing of certain facilities. The 2025 Restructuring Plan is expected to continue throughout 2026, and the Company does not expect additional restructuring charges to be material. Any changes to the Company’s estimates or timing of such charges will be reflected in the Company’s results of operations in future periods.
The Company’s first U.K.-wide restructuring plan (the “2024 Restructuring Plan”), related to the integration of Inchcape Retail with its existing U.K. operations, was completed in 2025. All associated restructuring charges were fully recognized in 2025.
The components of total restructuring charges were as follows (in millions):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Contract termination costs	$—	$4.1
Facility closure costs	—	0.6
Employee related costs	1.5	5.2
Asset impairments	—	1.0
Systems integration costs	—	0.1
Total restructuring charges	$1.5	$11.1
Charges associated with Restructuring Plans are included within Restructuring Charges on the Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company has incurred $9.6 million of restructuring charges related to the 2025 Restructuring Plan since the commencement of the plan.
The following table presents the changes in restructuring related liabilities (in millions):

	2025 Restructuring Plan	2024 Restructuring Plan
December 31, 2025	$0.4	$5.2
Charges incurred	1.5	—
Cash payments	(0.2)	(2.0)
Adjustments	—	(0.4)
March 31, 2026	$1.6	$2.8
Liabilities associated with restructuring charges are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
5. SEGMENT INFORMATION
As of March 31, 2026, the Company had two operating and reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews to analyze performance and allocate resources to the U.S. and U.K. geographic areas. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The CODM predominantly uses the metric of income before income taxes in making decisions about the allocation of operating and capital resources to each segment, evaluating annual budget and forecast, as well as determining compensation for certain employees.
Selected reportable segment data for continuing operations were as follows (in millions). All intercompany balances and transactions have been eliminated in consolidation.

	Three Months Ended March 31, 2026
	U.S.	U.K.	Total
Total revenues	$3,763.8	$1,643.3	$5,407.1
Cost of sales	$3,116.6	$1,412.6	$4,529.2
SG&A expenses	$418.2	$182.4	$600.6
Depreciation and amortization expense	$23.4	$7.8	$31.1
Asset impairments	$1.9	$0.6	$2.5
Restructuring charges	$—	$1.0	$1.0
Floorplan interest expense	$16.2	$7.1	$23.3
Other interest expense, net	$42.9	$5.9	$48.8
Income before income taxes	$144.6	$25.9	$170.5
Capital expenditures:
Real estate related capital expenditures	$10.9	$23.4	$34.3
Non-real estate related capital expenditures	43.4	6.4	49.8
Total capital expenditures	$54.2	$29.8	$84.0

	Three Months Ended March 31, 2025
	U.S.	U.K.	Total
Total revenues	$3,921.8	$1,583.5	$5,505.3
Cost of sales	$3,246.8	$1,366.5	$4,613.3
SG&A expenses	$447.4	$169.8	$617.3
Depreciation and amortization expense	$21.0	$8.3	$29.3
Asset impairments	$(2.3)	$2.7	$0.4
Restructuring charges	$—	$11.1	$11.1
Floorplan interest expense	$20.6	$6.3	$26.9
Other interest expense, net	$32.3	$7.5	$39.8
Other segment items (1)	$(0.3)	$—	$(0.3)
Income before income taxes	$156.1	$11.3	$167.5
Capital expenditures:
Real estate related capital expenditures	$14.9	$—	$14.9
Non-real estate related capital expenditures	33.6	3.8	37.4
Total capital expenditures	$48.4	$3.8	$52.2
(1) Other segment items primarily relate to currency translation.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	March 31, 2026
	U.S.	U.K.	Total
Property and equipment, net	$2,405.7	$718.3	$3,124.0
Total assets (1)	$7,794.6	$2,246.2	$10,040.7

	December 31, 2025
	U.S.	U.K.	Total
Property and equipment, net	$2,423.9	$713.5	$3,137.4
Total assets (1)	$8,146.3	$2,183.0	$10,329.3
(1) Total assets for reportable segments exclude the total assets related to discontinued operations. The assets related to discontinued operations were immaterial as of March 31, 2026 and December 31, 2025.
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
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Weighted average basic common shares outstanding	11,856,794	13,059,447
Dilutive effect of stock-based awards and employee stock purchases	22,712	23,936
Weighted average dilutive common shares outstanding	11,879,506	13,083,383
Basic:
Net income	$130.2	$128.1
Less: Earnings allocated to participating securities from continuing operations	1.3	1.6
Less: Earnings allocated to participating securities to discontinued operations	—	—
Net income available to basic common shares	$128.9	$126.5
Basic earnings per common share	$10.87	$9.69
Diluted:
Net income	$130.2	$128.1
Less: Earnings allocated to participating securities from continuing operations	1.3	1.6
Less: Earnings allocated to participating securities to discontinued operations	—	—
Net income available to diluted common shares	$128.9	$126.5
Diluted earnings per common share	$10.85	$9.67
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
The carrying value and fair value of the Company’s fixed rate long-term debt were as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$725.2	$750.0	$737.2
6.375% Senior Notes	500.0	503.6	500.0	516.6
Real estate related	128.1	127.9	130.0	130.3
Total	$1,378.1	$1,356.7	$1,380.0	$1,384.1
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
Assets associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	March 31, 2026	December 31, 2025
Assets:
Other current assets (1)	$5.0	$4.9
Other long-term assets (2)	39.3	40.6
Total assets	$44.3	$45.5
(1) As of March 31, 2026 and December 31, 2025, the balance included gross fair value of $0.7 million and $—, respectively, related to the de-designated swaps as described below.
(2) As of March 31, 2026 and December 31, 2025, the balance included gross fair value of $2.2 million for both periods related to the de-designated swaps as described below.
There were no liabilities associated with the Company’s interest rate swaps as of March 31, 2026 and December 31, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Interest Rate Swaps De-designated as Cash Flow Hedges
During the three months ended March 31, 2026, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgage associated with the swap during the same period.
For the three months ended March 31, 2026, the Company reclassified all previously deferred gains associated with the de-designated interest rate swap of $0.6 million, net of tax of $0.2 million, from AOCI into income as an adjustment to Other interest expense, net, as the remaining forecasted hedged transactions associated with the interest rate swap were probable of not occurring due to the settlement of the mortgage described above.
As of March 31, 2026, the Company had two de-designated interest rate swaps with a notional value of $44.6 million and a weighted average interest rate of 0.57%. The de-designated swaps will mature between March 31, 2027 and March 1, 2030.
The Company recorded unrealized mark-to-market losses of $0.1 million and $0.5 million and realized gains of $0.2 million and $0.3 million associated with de-designated interest rate swaps within Other interest expense, net, for the three months ended March 31, 2026 and 2025 respectively.
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
As of March 31, 2026, the Company held 23 interest rate swaps designated as cash flow hedges with a total notional value of $750.1 million that fixed its underlying SOFR at a weighted average rate of 1.21%. As of March 31, 2025, the Company held 26 interest rate swaps designated as cash flow hedges with a total notional value of $867.5 million that fixed its underlying SOFR at a weighted average rate of 1.24%. The maturity dates of the Company’s designated interest rate swaps range between May 31, 2026 and December 31, 2031.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2026	2025
Interest rate swaps	$2.9	$(4.9)
	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended March 31,
	2026	2025
Floorplan interest expense	$2.7	$4.0
Other interest expense, net	$2.1	$2.9
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $18.2 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$208.8	$224.0
Vehicle receivables	123.3	102.9
Total contracts-in-transit and vehicle receivables	332.1	326.8
Less: allowance for doubtful accounts	0.4	0.5
Total contracts-in-transit and vehicle receivables, net	$331.7	$326.4

Accounts and notes receivable, net:
Manufacturer receivables	$180.2	$175.5
Parts and service receivables	83.7	84.0
F&I receivables	32.6	39.2
Other	54.9	14.5
Total accounts and notes receivable	351.5	313.2
Less: allowance for doubtful accounts	4.2	4.8
Total accounts and notes receivable, net	$347.3	$308.4

Within Other current assets and Other long-term assets:
Total contract assets (1)	$67.0	$71.6
(1) No allowance for doubtful accounts was recorded for contract assets as of March 31, 2026 or December 31, 2025.
9. DEBT
Long-term debt consisted of the following (in millions):

	March 31, 2026	December 31, 2025
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
6.375% Senior Notes due January 15, 2030	500.0	500.0
Acquisition Line	504.0	964.0
Other Debt:
Real estate related	1,100.6	1,151.0
Finance leases	281.3	329.5
Other	17.4	18.2
Total other debt	1,399.3	1,498.7
Total debt	3,153.3	3,712.7
Less: unamortized debt issuance costs	12.3	13.2
Less: current maturities	289.5	259.0
Total long-term debt	$2,851.5	$3,440.5
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of March 31, 2026, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $504.0 million. The weighted average interest rate on this facility was 5.01% during the three months ended March 31, 2026.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of March 31, 2026, borrowings outstanding under these facilities totaled $1,100.6 million, gross of debt issuance costs, comprised of $728.9 million in the U.S. and $371.8 million in the U.K., respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Revolving Credit Facility — floorplan notes payable	$1,308.1	$1,388.5
Revolving Credit Facility — floorplan notes payable offset account	(149.1)	(504.2)
Revolving Credit Facility — floorplan notes payable, net	1,159.0	884.2
Other non-manufacturer facilities	240.4	199.3
Floorplan notes payable — credit facility and other, net	$1,399.4	$1,083.5

FMCC Facility	$192.0	$188.7
FMCC Facility offset account	(0.6)	—
FMCC Facility, net	191.5	188.7
GM Financial Facility	190.3	201.4
Other manufacturer affiliate facilities	457.8	442.2
Floorplan notes payable — manufacturer affiliates, net	$839.6	$832.3
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $3.5 billion revolving syndicated credit arrangement that matures on May 30, 2030, with 18 participating financial institutions (the “Revolving Credit Facility”). The Company has the ability to increase the availability to $4.5 billion, subject to lender approval. The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.75 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets. Refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $3.5 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit. The Company had $12.3 million and $11.8 million in letters of credit outstanding as of March 31, 2026 and December 31, 2025, respectively.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 4.91% as of March 31, 2026, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio.
In conjunction with the Revolving Credit Facility, the Company had $7.5 million and $8.0 million of unamortized debt issuance costs as of March 31, 2026 and December 31, 2025, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $200.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 6.75% as of March 31, 2026.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
GM Financial Facility
The Company has a master loan agreement with General Motors Financial for financing of new GM vehicles (the “GM Financial Facility”). The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points. As of March 31, 2026, the GM Financial Facility had a total borrowing capacity of $376.7 million.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of March 31, 2026, borrowings outstanding under these facilities totaled $457.8 million, comprised of $190.0 million in the U.S. and $267.9 million in the U.K., with annual interest rates ranging from approximately 1% to 8%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line, FMCC Facility and GM Financial Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures was $7.7 million and $3.7 million as of March 31, 2026, and December 31, 2025, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $86.5 million and $78.8 million for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $5.3 million for the three months ended March 31, 2026. The Company received a net tax refund of $1.1 million for the three months ended March 31, 2025.
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
Legal Proceedings
As of March 31, 2026, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $26.6 million as of March 31, 2026.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Three Months Ended March 31, 2026
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2025	$(1.7)	$33.3	$31.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	(11.0)	3.8	(7.2)
Tax effect	—	(0.9)	(0.9)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(2.7)	(2.7)
Other interest expense, net (pre-tax)	—	(2.1)	(2.1)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.8)	(0.8)
Provision for income taxes	—	1.3	1.3
Net current period other comprehensive loss	(11.0)	(1.4)	(12.3)
Balance, March 31, 2026	$(12.7)	$31.9	$19.3

	Three Months Ended March 31, 2025
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2024	$(56.5)	$58.2	$1.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	23.9	(6.5)	17.4
Tax effect	—	1.5	1.5
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(4.0)	(4.0)
Other interest expense, net (pre-tax)	—	(2.9)	(2.9)
Provision for income taxes	—	1.6	1.6
Net current period other comprehensive income (loss)	23.9	(10.1)	13.8
Balance, March 31, 2025	$(32.6)	$48.1	$15.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2025 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. We sell or lease new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts retail and wholesale. We have operations in geographically diverse markets that extend across 17 states in the U.S. and 62 towns and cities in the U.K. As of March 31, 2026, our retail network consisted of 143 dealerships in the U.S. and 110 dealerships in the U.K.
Recent Events
In April, 2026, we undertook cost-cutting measures within our U.S. business, reducing our staffing by nearly 700 full-time employees and reducing SG&A costs through contract and vendor elimination. We expect that these efforts will remove at least $50 million in annual costs from our U.S. operations.
On April 13, 2026, the U.K. Department for Transport announced a proposal to update minimum vehicle emissions standards to align with the Euro 7 standard implemented in the European Union. If adopted, the Euro 7 standard would set stricter standards for exhaust and non-exhaust vehicle emissions, including GHG emissions. Euro 7 would also set battery durability requirements for electric vehicles (“EVs”). If finalized, stricter emissions standards could result in increased costs and affect our results of operations.
On February 28, 2026, the U.S. and the State of Israel (“Israel”) commenced coordinated military operations against the Islamic Republic of Iran (“Iran”). The resulting conflict has increased volatility in global supply chains and energy markets, as well as geopolitical instability. Continued disruptions affecting energy supplies and critical maritime transit routes, particularly the Strait of Hormuz, could drive additional increases in fuel prices and reductions in supplies, which may adversely affect consumer demand for vehicles and broader economic conditions. Additionally, the conflict could negatively impact our supply chain and vehicle availability from manufacturers.
On February 20, 2026, the U.S. Supreme Court held that President Donald Trump lacked authority under the International Emergency Economic Powers Act (“IEEPA”) to impose certain reciprocal and other emergency-based tariffs. The decision invalidated those IEEPA-based tariff actions and halted their collection. On the same date, President Donald Trump issued an executive order, which formally terminated those IEEPA‑based tariff actions and directed that their collection cease. Tariffs imposed under other statutory authorities, including Section 232 (such as the automotive and medium/heavy-duty vehicle proclamations), were not affected by the ruling or executive order and remain in force.
The Supreme Court’s decision and related executive action have created uncertainty regarding the future tariff environment, including the potential for litigation, refund claims by parties directly subject to the invalidated tariffs, and the use of alternative statutory authorities by the administration to impose new or modified tariffs. We cannot predict the timing, scope, or outcome of future tariff‑related actions or their potential effect, if any, on our results of operations. We will continue to monitor the impact of the Trump Administration’s policies and the response of U.S. trading partners on our results of operations in future periods.
On February 18, 2026, the U.S. Environmental Protection Agency (“EPA”) issued a final rule rescinding the greenhouse gas (“GHG”) “Endangerment Finding,” which provides the authority underpinning the majority of the EPA’s GHG-related regulations, including those for emissions from new motor vehicles and engines, and the National Highway Traffic Safety Administration’s Corporate Average Fuel Economy standards. The final rule also repealed all of the EPA’s GHG emission standards for light-duty, medium-duty and heavy-duty motor vehicles and engines. Litigation challenging the EPA’s final rule is ongoing, and we cannot predict the final outcome. Certain states, such as California, have continued to adopt or have announced an intent to adopt standards regulating GHG and other vehicle emissions and setting EV targets. These efforts have been subject to litigation, the outcome of which is uncertain. As a result, there is significant uncertainty with respect to U.S. regulations related to GHG emissions.
The extent to which these geopolitical developments may impact our results of operations cannot be predicted at this time.
Critical Accounting Policies and Accounting Estimates
For discussion of our critical accounting policies and accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K. There have been no material changes to our critical accounting policies or accounting estimates since December 31, 2025.

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
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure is to GBP. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management also uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures and the related reconciliations because we believe investors use these metrics in evaluating longer-term period-over-period performance. These metrics also allow investors to better understand and evaluate the information used by management to assess operating performance.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,562.4	$2,680.0	$(117.6)	(4.4)%	$39.0	(5.8)%
Used vehicle retail sales	1,774.9	1,755.4	19.5	1.1%	42.5	(1.3)%
Used vehicle wholesale sales	149.5	151.6	(2.1)	(1.4)%	3.4	(3.7)%
Total used	1,924.4	1,907.0	17.4	0.9%	45.9	(1.5)%
Parts and service sales	704.4	692.1	12.4	1.8%	11.6	0.1%
F&I, net	215.9	226.2	(10.4)	(4.6)%	2.6	(5.7)%
Total revenues	$5,407.1	$5,505.3	$(98.2)	(1.8)%	$98.9	(3.6)%
Gross profit:
New vehicle retail sales	$172.7	$189.6	$(17.0)	(8.9)%	$3.1	(10.6)%
Used vehicle retail sales	87.7	93.5	(5.8)	(6.2)%	1.8	(8.2)%
Used vehicle wholesale sales	1.5	1.5	—	(0.2)%	(0.1)	5.8%
Total used	89.3	95.1	(5.8)	(6.1)%	1.8	(8.0)%
Parts and service sales	400.0	381.0	19.0	5.0%	6.6	3.3%
F&I, net	215.9	226.2	(10.4)	(4.6)%	2.6	(5.7)%
Total gross profit	$877.9	$891.9	$(14.1)	(1.6)%	$14.1	(3.2)%
Gross margin:
New vehicle retail sales	6.7%	7.1%	(0.3)%
Used vehicle retail sales	4.9%	5.3%	(0.4)%
Used vehicle wholesale sales	1.0%	1.0%	—%
Total used	4.6%	5.0%	(0.3)%
Parts and service sales	56.8%	55.1%	1.7%
Total gross margin	16.2%	16.2%	—%
Units sold:
Retail new vehicles sold	52,398	56,099	(3,701)	(6.6)%
Retail used vehicles sold	56,985	59,618	(2,633)	(4.4)%
Wholesale used vehicles sold	15,402	16,354	(952)	(5.8)%
Total used	72,387	75,972	(3,585)	(4.7)%
Average sales price per unit sold:
New vehicle retail	$52,415	$49,861	$2,554	5.1%	$788	3.5%
Used vehicle retail	$31,204	$29,449	$1,755	6.0%	$746	3.4%
Gross profit per unit sold:
New vehicle retail sales	$3,296	$3,381	$(85)	(2.5)%	$59	(4.3)%
Used vehicle retail sales	$1,540	$1,569	$(29)	(1.9)%	$32	(3.9)%
Used vehicle wholesale sales	$99	$93	$6	6.0%	$(6)	12.4%
Total used	$1,233	$1,251	$(18)	(1.5)%	$24	(3.4)%
F&I PRU	$1,974	$1,955	$19	0.9%	$24	(0.3)%
Other:
SG&A expenses	$600.6	$617.3	$(16.7)	(2.7)%	$11.9	(4.6)%
SG&A as % gross profit	68.4%	69.2%	(0.8)%
Floorplan expense:
Floorplan interest expense	$23.3	$26.9	$(3.6)	(13.4)%	$0.5	(15.1)%
Less: floorplan assistance (1)	20.1	20.4	(0.4)	(1.8)%	—	(1.8)%
Net floorplan expense	$3.2	$6.5	$(3.2)		$0.5
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,462.5	$2,569.2	$(106.7)	(4.2)%	$38.2	(5.6)%
Used vehicle retail sales	1,708.3	1,685.5	22.8	1.4%	41.8	(1.1)%
Used vehicle wholesale sales	140.8	138.1	2.6	1.9%	3.1	(0.4)%
Total used	1,849.0	1,823.6	25.5	1.4%	44.9	(1.1)%
Parts and service sales	677.3	647.9	29.4	4.5%	11.4	2.8%
F&I, net	208.7	219.4	(10.7)	(4.9)%	2.6	(6.1)%
Total revenues	$5,197.6	$5,260.1	$(62.6)	(1.2)%	$96.9	(3.0)%
Gross profit:
New vehicle retail sales	$164.6	$182.4	$(17.8)	(9.8)%	$3.0	(11.4)%
Used vehicle retail sales	85.1	89.8	(4.6)	(5.2)%	1.8	(7.2)%
Used vehicle wholesale sales	1.8	2.1	(0.2)	(10.8)%	(0.1)	(7.4)%
Total used	87.0	91.8	(4.9)	(5.3)%	1.7	(7.2)%
Parts and service sales	384.4	362.8	21.6	5.9%	6.5	4.2%
F&I, net	208.7	219.4	(10.7)	(4.9)%	2.6	(6.1)%
Total gross profit	$844.7	$856.5	$(11.8)	(1.4)%	$13.8	(3.0)%
Gross margin:
New vehicle retail sales	6.7%	7.1%	(0.4)%
Used vehicle retail sales	5.0%	5.3%	(0.3)%
Used vehicle wholesale sales	1.3%	1.5%	(0.2)%
Total used	4.7%	5.0%	(0.3)%
Parts and service sales	56.8%	56.0%	0.8%
Total gross margin	16.3%	16.3%	—%
Units sold:
Retail new vehicles sold	50,812	53,625	(2,813)	(5.2)%
Retail used vehicles sold	55,128	57,155	(2,027)	(3.5)%
Wholesale used vehicles sold	14,839	15,274	(435)	(2.8)%
Total used	69,967	72,429	(2,462)	(3.4)%
Average sales price per unit sold:
New vehicle retail	$52,058	$49,948	$2,110	4.2%	$799	2.6%
Used vehicle retail	$31,046	$29,494	$1,552	5.3%	$760	2.7%
Gross profit per unit sold:
New vehicle retail sales	$3,239	$3,402	$(163)	(4.8)%	$60	(6.5)%
Used vehicle retail sales	$1,544	$1,571	$(26)	(1.7)%	$33	(3.8)%
Used vehicle wholesale sales	$123	$134	$(11)	(8.2)%	$(5)	(4.6)%
Total used	$1,243	$1,268	$(25)	(2.0)%	$25	(3.9)%
F&I PRU	$1,970	$1,981	$(10)	(0.5)%	$25	(1.8)%
Other:
SG&A expenses	$615.5	$595.0	$20.5	3.4%	$11.4	1.5%
SG&A as % gross profit	72.9%	69.5%	3.4%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,852.0	$1,968.7	$(116.7)	(5.9)%
Used vehicle retail sales	1,117.5	1,144.3	(26.8)	(2.3)%
Used vehicle wholesale sales	94.6	92.0	2.6	2.8%
Total used	1,212.1	1,236.3	(24.2)	(2.0)%
Parts and service sales	527.2	531.3	(4.1)	(0.8)%
F&I, net	172.6	185.5	(12.9)	(7.0)%
Total revenues	$3,763.8	$3,921.8	$(157.9)	(4.0)%
Gross profit:
New vehicle retail sales	$114.9	$130.6	$(15.8)	(12.1)%
Used vehicle retail sales	59.5	65.8	(6.2)	(9.5)%
Used vehicle wholesale sales	2.8	2.6	0.2	7.0%
Total used	62.3	68.3	(6.0)	(8.8)%
Parts and service sales	297.5	290.5	7.0	2.4%
F&I, net	172.6	185.5	(12.9)	(7.0)%
Total gross profit	$647.2	$675.0	$(27.7)	(4.1)%
Gross margin:
New vehicle retail sales	6.2%	6.6%	(0.4)%
Used vehicle retail sales	5.3%	5.7%	(0.4)%
Used vehicle wholesale sales	2.9%	2.8%	0.1%
Total used	5.1%	5.5%	(0.4)%
Parts and service sales	56.4%	54.7%	1.7%
Total gross margin	17.2%	17.2%	—%
Units sold:
Retail new vehicles sold	34,666	37,835	(3,169)	(8.4)%
Retail used vehicles sold	36,097	38,613	(2,516)	(6.5)%
Wholesale used vehicles sold	9,868	10,217	(349)	(3.4)%
Total used	45,965	48,830	(2,865)	(5.9)%
Average sales price per unit sold:
New vehicle retail	$53,424	$52,034	$1,390	2.7%
Used vehicle retail	$30,959	$29,636	$1,323	4.5%
Gross profit per unit sold:
New vehicle retail sales	$3,313	$3,453	$(139)	(4.0)%
Used vehicle retail sales	$1,650	$1,703	$(54)	(3.1)%
Used vehicle wholesale sales	$279	$252	$27	10.8%
Total used	$1,355	$1,400	$(44)	(3.2)%
F&I PRU	$2,439	$2,426	$13	0.5%
Other:
SG&A expenses	$418.2	$447.4	$(29.2)	(6.5)%
SG&A as % gross profit	64.6%	66.3%	(1.7)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,764.4	$1,898.8	$(134.4)	(7.1)%
Used vehicle retail sales	1,060.5	1,113.7	(53.2)	(4.8)%
Used vehicle wholesale sales	89.6	85.0	4.6	5.4%
Total used	1,150.1	1,198.7	(48.6)	(4.1)%
Parts and service sales	504.3	498.8	5.5	1.1%
F&I, net	165.9	181.3	(15.4)	(8.5)%
Total revenues	$3,584.8	$3,777.6	$(192.8)	(5.1)%
Gross profit:
New vehicle retail sales	$107.9	$127.0	$(19.2)	(15.1)%
Used vehicle retail sales	57.4	64.4	(7.1)	(11.0)%
Used vehicle wholesale sales	2.7	2.4	0.3	12.1%
Total used	60.1	66.9	(6.8)	(10.2)%
Parts and service sales	284.0	278.9	5.1	1.8%
F&I, net	165.9	181.3	(15.4)	(8.5)%
Total gross profit	$617.9	$654.2	$(36.3)	(5.5)%
Gross margin:
New vehicle retail sales	6.1%	6.7%	(0.6)%
Used vehicle retail sales	5.4%	5.8%	(0.4)%
Used vehicle wholesale sales	3.1%	2.9%	0.2%
Total used	5.2%	5.6%	(0.4)%
Parts and service sales	56.3%	55.9%	0.4%
Total gross margin	17.2%	17.3%	(0.1)%
Units sold:
Retail new vehicles sold	33,404	36,590	(3,186)	(8.7)%
Retail used vehicles sold	34,584	37,566	(2,982)	(7.9)%
Wholesale used vehicles sold	9,506	9,789	(283)	(2.9)%
Total used	44,090	47,355	(3,265)	(6.9)%
Average sales price per unit sold:
New vehicle retail	$52,820	$51,893	$927	1.8%
Used vehicle retail	$30,665	$29,647	$1,019	3.4%
Gross profit per unit sold:
New vehicle retail sales	$3,229	$3,472	$(243)	(7.0)%
Used vehicle retail sales	$1,658	$1,715	$(57)	(3.3)%
Used vehicle wholesale sales	$288	$249	$38	15.4%
Total used	$1,363	$1,412	$(50)	(3.5)%
F&I PRU	$2,440	$2,445	$(5)	(0.2)%
Other:
SG&A expenses	$440.9	$438.4	$2.5	0.6%
SG&A as % gross profit	71.4%	67.0%	4.3%

U.S. Segment — Three Months Ended March 31, 2026 Compared to 2025
Revenues
Total revenues in the U.S. during the Current Quarter decreased $157.9 million, or 4.0%, as compared to the three months ended March 31, 2025 (“Prior Year Quarter”), driven by lower same store revenues and the disposition of stores.
Total same store revenues in the U.S. during the Current Quarter decreased $192.8 million, or 5.1%, as compared to the Prior Year Quarter, driven by lower revenues across most business lines.
New vehicle retail same store revenues underperformed the Prior Year Quarter, driven by a decrease in units sold, partially offset by higher pricing. This underperformance reflects affordability pressures impacting demand, as well as inventory pressure on certain brands. Additionally, the Prior Year Quarter had strong results ahead of the implementation of announced tariffs. We ended the Current Quarter with a U.S. new vehicle inventory supply of 51 days, 13 days higher than the Prior Year Quarter.
Used vehicle retail same store revenues underperformed the Prior Year Quarter, driven by a decrease in units sold, partially offset by higher pricing. We believe this underperformance reflects affordability pressures impacting demand, as well as ongoing inventory supply pressures that constrained available vehicle selection. We ended the Current Quarter with a U.S. used vehicle inventory supply of 26 days, consistent with the Prior Year Quarter. Used vehicle wholesale same store revenues outperformed the Prior Year Quarter, driven by higher pricing, partially offset by fewer units sold.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in customer pay, warranty and wholesale revenues, partially offset by a decrease in collision revenues. Higher same store technician count resulted in an increase in customer pay repair orders, compared to the Prior Year Quarter, reflecting our continued technician recruiting and retention efforts and our greater capacity to meet increased demand. We continue to invest in our aftersales capacity by undertaking new construction of dealerships and through expanding existing dealership facilities.
F&I same store revenues underperformed the Prior Year Quarter, driven by lower same store new and used vehicle retail units sold, partially offset by higher penetration rates on most of our products offered.
Gross Profit
Total gross profit in the U.S. during the Current Quarter decreased $27.7 million, or 4.1%, as compared to the Prior Year Quarter, driven by lower same store gross profit and the disposition of stores.
Total same store gross profit in the U.S. during the Current Quarter decreased $36.3 million, or 5.5%, as compared to the Prior Year Quarter, driven by decreases in new and used vehicle retail and F&I, partially offset by increases in used vehicle wholesale and parts and service gross profit.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by reduced inventory availability for certain brands, a decrease in gross profit per unit sold and a decline in same store new vehicle retail units sold.
Used vehicle retail same store gross profit underperformed the Prior Year Quarter, primarily driven by lower same store gross profit per unit sold, coupled with a decrease in same store used vehicle retail units sold. Additionally, the limited availability of new vehicle inventory for certain brands reduced used vehicle availability, further impacting used vehicle retail units sold. Used vehicle wholesale same store gross profit outperformed the Prior Year Quarter, driven by an increase in same store gross profit per unit sold, partially offset by a decrease in same store units sold.
Parts and service same store gross profit outperformed the Prior Year Quarter, driven by increases in customer pay and warranty gross profit, partially offset by decreases in wholesale and collision gross profit. We believe this reflects both the benefit of the strategic decision to reduce our collision footprint in exchange for higher margin service business, and our focus on shop efficiency.
F&I same store gross profit underperformed the Prior Year Quarter, driven by lower F&I revenues, with gross profit per unit performance remaining consistent.
Total same store gross margin in the U.S. decreased eight basis points for the Current Quarter as compared to the Prior Year Quarter.

SG&A Expenses
SG&A as a percentage of gross profit decreased 167 basis points and increased 434 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter decreased $29.2 million, or 6.5%, as compared to the Prior Year Quarter, primarily driven by an increase in gains recognized on disposal of assets of $40.5 million. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $2.5 million, or 0.6%, as compared to the Prior Year Quarter, primarily driven by the absence of CDK outage related credits recognized in the Prior Year Quarter that did not recur in the Current Quarter, as well as higher third-party and professional service fees. These increases were partially offset by lower legal fees and employee related costs.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$710.4	$711.2	$(0.9)	(0.1)%	$39.0	(5.6)%
Used vehicle retail sales	657.4	611.1	46.3	7.6%	42.5	0.6%
Used vehicle wholesale sales	54.9	59.6	(4.7)	(7.9)%	3.4	(13.6)%
Total used	712.3	670.7	41.6	6.2%	45.9	(0.6)%
Parts and service sales	177.3	160.8	16.4	10.2%	11.6	3.0%
F&I, net	43.3	40.8	2.6	6.3%	2.6	(0.2)%
Total revenues	$1,643.3	$1,583.5	$59.7	3.8%	$98.9	(2.5)%
Gross profit:
New vehicle retail sales	$57.8	$59.0	$(1.2)	(2.0)%	$3.1	(7.3)%
Used vehicle retail sales	28.2	27.8	0.4	1.5%	1.8	(5.1)%
Used vehicle wholesale sales	(1.2)	(1.0)	(0.2)	(17.6)%	(0.1)	(8.8)%
Total used	27.0	26.7	0.2	0.9%	1.8	(5.7)%
Parts and service sales	102.5	90.5	12.1	13.3%	6.6	6.0%
F&I, net	43.3	40.8	2.6	6.3%	2.6	(0.2)%
Total gross profit	$230.6	$217.0	$13.7	6.3%	$14.1	(0.2)%
Gross margin:
New vehicle retail sales	8.1%	8.3%	(0.2)%
Used vehicle retail sales	4.3%	4.5%	(0.3)%
Used vehicle wholesale sales	(2.2)%	(1.8)%	(0.5)%
Total used	3.8%	4.0%	(0.2)%
Parts and service sales	57.8%	56.3%	1.6%
Total gross margin	14.0%	13.7%	0.3%
Units sold:
Retail new vehicles sold	17,732	18,264	(532)	(2.9)%
Retail used vehicles sold	20,888	21,005	(117)	(0.6)%
Wholesale used vehicles sold	5,534	6,137	(603)	(9.8)%
Total used	26,422	27,142	(720)	(2.7)%
Average sales price per unit sold:
New vehicle retail	$49,916	$44,642	$5,274	11.8%	$2,738	5.7%
Used vehicle retail	$31,630	$29,106	$2,524	8.7%	$2,043	1.7%
Gross profit per unit sold:
New vehicle retail sales	$3,261	$3,231	$30	0.9%	$174	(4.5)%
Used vehicle retail sales	$1,350	$1,322	$28	2.1%	$88	(4.6)%
Used vehicle wholesale sales	$(222)	$(170)	$(52)	(30.4)%	$(17)	(20.7)%
Total used	$1,021	$985	$36	3.6%	$66	(3.1)%
F&I PRU	$1,121	$1,038	$84	8.1%	$68	1.5%
Other:
SG&A expenses	$182.4	$169.8	$12.5	7.4%	$11.9	0.4%
SG&A as % gross profit	79.1%	78.3%	0.8%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$698.1	$670.4	$27.6	4.1%	$38.2	(1.6)%
Used vehicle retail sales	647.8	571.8	76.0	13.3%	41.8	6.0%
Used vehicle wholesale sales	51.2	53.1	(1.9)	(3.6)%	3.1	(9.5)%
Total used	698.9	624.8	74.1	11.9%	44.9	4.7%
Parts and service sales	173.0	149.2	23.8	16.0%	11.4	8.4%
F&I, net	42.8	38.1	4.7	12.4%	2.6	5.6%
Total revenues	$1,612.8	$1,482.5	$130.3	8.8%	$96.9	2.2%
Gross profit:
New vehicle retail sales	$56.7	$55.4	$1.3	2.4%	$3.0	(3.0)%
Used vehicle retail sales	27.8	25.3	2.4	9.7%	1.8	2.5%
Used vehicle wholesale sales	(0.9)	(0.4)	(0.5)	(134.1)%	(0.1)	(115.9)%
Total used	26.9	24.9	1.9	7.7%	1.7	0.8%
Parts and service sales	100.4	83.9	16.5	19.6%	6.5	11.9%
F&I, net	42.8	38.1	4.7	12.4%	2.6	5.6%
Total gross profit	$226.8	$202.3	$24.5	12.1%	$13.8	5.3%
Gross margin:
New vehicle retail sales	8.1%	8.3%	(0.1)%
Used vehicle retail sales	4.3%	4.4%	(0.1)%
Used vehicle wholesale sales	(1.8)%	(0.7)%	(1.0)%
Total used	3.8%	4.0%	(0.1)%
Parts and service sales	58.0%	56.3%	1.8%
Total gross margin	14.1%	13.6%	0.4%
Units sold:
Retail new vehicles sold	17,408	17,035	373	2.2%
Retail used vehicles sold	20,544	19,589	955	4.9%
Wholesale used vehicles sold	5,333	5,485	(152)	(2.8)%
Total used	25,877	25,074	803	3.2%
Average sales price per unit sold:
New vehicle retail	$50,198	$45,106	$5,091	11.3%	$2,749	5.2%
Used vehicle retail	$31,691	$29,202	$2,489	8.5%	$2,047	1.5%
Gross profit per unit sold:
New vehicle retail sales	$3,258	$3,251	$7	0.2%	$174	(5.1)%
Used vehicle retail sales	$1,352	$1,293	$59	4.6%	$88	(2.3)%
Used vehicle wholesale sales	$(169)	$(70)	$(99)	(140.8)%	$(13)	(122.1)%
Total used	$1,039	$995	$44	4.4%	$67	(2.4)%
F&I PRU	$1,128	$1,040	$88	8.5%	$68	1.9%
Other:
SG&A expenses	$174.6	$156.6	$18.0	11.5%	$11.4	4.2%
SG&A as % gross profit	77.0%	77.4%	(0.4)%

U.K. Segment — Three Months Ended March 31, 2026 Compared to 2025
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.294 at March 31, 2025, to £1 to $1.322 at March 31, 2026, or an increase in the value of the GBP of 2.2%.
Revenues
Total revenues in the U.K. during the Current Quarter increased $59.7 million, or 3.8%, as compared to the Prior Year Quarter, driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.K. during the Current Quarter increased $130.3 million, or 8.8%, as compared to the Prior Year Quarter, driven by outperformances across nearly all lines of business, led by used vehicle retail, parts and service and F&I, partially offset by a decline in used vehicle wholesale. On a constant currency basis, same store revenues increased 2.2%, reflecting underlying growth across most business lines, with the exception of new vehicle retail and used vehicle wholesale.
New vehicle retail same store revenues decreased 1.6%, on a constant currency basis compared to the Prior Year Quarter. The decrease occurred despite increases in both unit sales and average selling prices in USD, as average selling prices declined on a GBP basis. The Current Quarter ended with a U.K. new vehicle inventory supply of 19 days, an increase of three days compared to the Prior Year Quarter.
Used vehicle retail same store revenues increased 6.0% on a constant currency basis compared to the Prior Year Quarter, driven by increases in both unit sales and average selling prices. The Current Quarter ended with a U.K. used vehicle inventory supply of 42 days, a decrease of five days compared to the Prior Year Quarter. Used vehicle wholesale same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, primarily due to a decline in wholesale used vehicle units sold.
Parts and service same store revenues increased 8.4% on a constant currency basis compared to the Prior Year Quarter, driven by increases in customer pay, warranty and wholesale revenues, partially offset by a decrease in collision revenue. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in customer pay parts and service activity driving an increase in revenues as compared to the Prior Year Quarter.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by higher income per contract from our retail finance fees, improved penetration rates on vehicle service contracts and higher new and used vehicle retail unit sales.
Gross Profit
Total gross profit in the U.K. during the Current Quarter increased $13.7 million, or 6.3%, as compared to the Prior Year Quarter, driven by the acquisition of stores and improved same store performance.
Total same store gross profit in the U.K. during the Current Quarter increased $24.5 million, or 12.1%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 5.3%, driven by increases in parts and service, F&I and used vehicle retail, partially offset by downward pressure on new vehicle retail and used vehicle wholesale margins.
New vehicle retail same store gross profit, decreased 3.0% on a constant currency basis compared to the Prior Year Quarter, driven by lower gross profit per unit sold, partially offset by an increase in retail units sold. Vehicle affordability pressures continue to impact new vehicle margins.
Used vehicle retail same store gross profit increased 2.5% on a constant currency basis compared to the Prior Year Quarter, driven by an increase in retail units sold, partially offset by a decline in gross profit per unit sold.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by the increase in parts and service same store revenues, as discussed above.
F&I same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 41 basis points, primarily driven by improvements in parts and service gross margin, offset by declines in our other lines of business.

SG&A Expenses
SG&A as a percentage of gross profit increased by 79 and decreased by 44 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $12.5 million, or 7.4%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $18.0 million, or 11.5%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 4.2% as compared to the Prior Year Quarter. These increases on a total same store basis were primarily driven by higher employee related costs, vehicle delivery and facility costs, offset by lower professional service fees.
Consolidated Selected Comparisons — Three Months Ended March 31, 2026 Compared to 2025
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$31.1	$29.3	$1.9	6.5%
Restructuring charges	$1.0	$11.1	$(10.1)	(90.8)%
Floorplan interest expense	$23.3	$26.9	$(3.6)	(13.4)%
Other interest expense, net	$48.8	$39.8	$9.0	22.7%
Provision for income taxes	$40.6	$39.7	$0.9	2.1%
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
Restructuring Charges
During the Current Quarter, we incurred $1.0 million of restructuring charges in the U.K. related to the 2025 Restructuring Plan, a decrease of $10.1 million compared to the restructuring charges incurred during the Prior Year Quarter, related to the 2024 Restructuring Plan that was completed during 2025. Restructuring charges primarily consist of planned workforce realignment, strategic closing of certain facilities and systems integrations, among other efforts to increase operational efficiency and profitability. The Company expects to take additional action throughout 2026 to further optimize operations and reduce costs.
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
Total floorplan interest expense during the Current Quarter decreased $3.6 million, or 13.4%, as compared to the Prior Year Quarter. The decrease in floorplan interest expense during the Current Quarter was driven by lower used vehicle inventories and reduced floorplan interest rates, along with higher floorplan offset interest income resulting from increased balances in offset accounts, compared to the Prior Year Quarter.
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
Other interest expense, net during the Current Quarter, increased $9.0 million, or 22.7%, as compared to the Prior Year Quarter. The increase in other interest expense, net during the Current Quarter was primarily attributable to interest expense associated with the Acquisition Line, partially offset by a decrease in interest expense associated with other debt. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes of $40.6 million during the Current Quarter increased by $0.9 million, or 2.1%, as compared to the Prior Year Quarter. The tax expense increase in the Current Quarter, as compared to the Prior Year Quarter, was primarily due to higher pre-tax income. Our Current Quarter effective tax rate of 23.8% is substantially consistent with the Prior Year Quarter’s effective tax rate of 23.7%.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

March 31, 2026
Cash and cash equivalents	$41.7
Floorplan offset accounts	149.7
Available capacity under Acquisition Line	522.9
Total liquidity	$714.2
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
However, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP. In addition, floorplan financing associated with dealership acquisitions and dispositions is classified as investing activities on an adjusted basis to eliminate excess volatility in our operating cash flows prepared in accordance with U.S. GAAP.

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$92.4	$158.7
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	49.2	(19.2)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	5.6	(2.0)
Adjusted net cash provided by operating activities	$147.2	$137.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	$181.8	$(41.0)
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(89.7)	(5.5)
Adjusted net cash provided by (used in) investing activities	$92.2	$(46.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(264.4)	$(83.6)
Change in Floorplan notes payable, excluding floorplan offset	34.9	26.6
Adjusted net cash used in financing activities	$(229.5)	$(57.0)
Sources and Uses of Liquidity from Operating Activities — Three Months Ended March 31, 2026 Compared to 2025
For the Current Quarter, net cash provided by operating activities decreased by $66.3 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $9.6 million. The increase on an adjusted basis was primarily driven by a $118.0 million increase in floorplan notes payable – manufacturer affiliates, a $63.9 million decrease in contracts-in-transit and vehicle receivables and a $22.5 million decrease in prepaid expenses and other assets, partially offset by a $148.1 million increase in inventories and a $39.7 million increase in non-cash gains from the disposition of assets.
Sources and Uses of Liquidity from Investing Activities — Three Months Ended March 31, 2026 Compared to 2025
For the Current Quarter, net cash provided by investing activities increased by $222.9 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash provided by investing activities increased by $138.7 million, primarily due to a $151.6 million increase in proceeds from the disposition of franchises and property and equipment, as well as a $14.5 million decrease in acquisition activity. The increase was partially offset by a $31.8 million increase in purchases of property and equipment, including real estate.
In connection with one of the dispositions, $41.2 million in proceeds had not been received as of March 31, 2026 and was recorded as a receivable as of March 31, 2026, representing a non-cash investing activity. Refer to Note 3. Acquisitions and Dispositions within our Notes to Condensed Consolidated Financial Statements for further discussion of disposition activity.
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
For the Current Quarter, $84.0 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Three Months Ended March 31, 2026 Compared to 2025
For the Current Quarter, net cash used in financing activities increased by $180.7 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash used in financing activities increased by $172.5 million. The increase in net cash used in financing activities on an adjusted basis was primarily driven by a $405.3 million increase in net repayments on the Acquisition Line. This increase was partially offset by an increase in net borrowings on our U.S. Floorplan line of $171.4 million (representing the net cash activity in our floorplan offset account) and a $50.4 million decrease in repurchases of common stock.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of March 31, 2026 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,750.0	$1,159.0	$591.0
Acquisition Line (2)	1,750.0	516.3	522.9
Total revolving credit facility	3,500.0	1,675.3	1,113.8
FMCC Facility (3)	200.0	191.5	8.5
GM Financial Facility (4)	376.7	190.3	186.4
Total U.S. credit facilities (5)	$4,076.7	$2,057.1	$1,308.8
(1) The available balance at March 31, 2026, includes $149.1 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $516.3 million is related to outstanding letters of credit of $12.3 million and $504.0 million in USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3) The available balance at March 31, 2026, includes $0.6 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The available balance at March 31, 2026, includes no immediately available funds. The remaining available balance can be used for General Motors new and loaner vehicle inventory financing.
(5) The outstanding balance excludes $698.2 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and loaner vehicle financing not associated with any of our U.S. credit facilities.
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
As of March 31, 2026, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of March 31, 2026
	Required	Actual
Total adjusted leverage ratio	< 5.75	3.09
Fixed charge coverage ratio	> 1.20	3.02
Based on our position as of March 31, 2026, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of March 31, 2026.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit and at a prescribed cost limit per share. On November 11, 2025, our Board of Directors increased the share repurchase authorization to $500.0 million. For the Current Quarter, 205,190 shares were repurchased, at an average price of $353.08 per share, for a total of $72.4 million, excluding excise taxes of $0.5 million. As of March 31, 2026, we had $306.3 million available under our current share repurchase authorization.
During the Current Quarter, our Board of Directors approved an increase in the 2026 annual dividend rate to $2.20 per share, which represents an increase of 10%, or $0.20, as compared to the 2025 annual dividend rate of $2.00 per share. Consistent with this increase, a quarterly cash dividend of $0.55 per share on all shares of our common stock was approved, which resulted in $6.5 million paid to common shareholders and $0.1 million to unvested restricted stock award holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Form 10-K. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the Current Quarter, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2026 — January 31, 2026	111,750	$383.20	111,750	$335.9
February 1, 2026 — February 28, 2026	5,280	$352.29	5,280	$334.1
March 1, 2026 — March 31, 2026	88,160	$314.94	88,160	$306.3
Total	205,190		205,190
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 11, 2025, our Board of Directors increased the share repurchase authorization to $500.0 million. Share repurchases may take place on the open market or otherwise, and all or part of the repurchases may be made pursuant to Rule 10b5-1 trading plans or in privately negotiated transactions. The timing of share repurchases is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant.
As of March 31, 2026, we had $306.3 million available under our current share repurchase authorization. Our share repurchase authorization does not have an expiration date. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
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
Fifth Supplemental Indenture and Subsidiary Guarantee to Indenture dated as of August 17, 2020, dated March 20, 2026, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee

4.2*	—
Third Supplemental Indenture and Subsidiary Guarantee to Indenture dated as of July 30, 2024, dated March 20, 2026, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee

10.1*	—	Second Amendment to Incentive Compensation, Confidentiality, Disclosure and Non-Compete Agreement, effective March 2, 2026, by and between Group 1 Automotive, Inc. and Daryl A. Kenningham
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	April 30, 2026	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer