Form 10-Q
period 2026-06-30
GROUP 1 AUTOMOTIVE INC
filed 2026-07-30
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 24, 2026, the registrant had 11,922,225 shares of common stock outstanding.

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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future supply constraints, including as a result of the armed conflicts in Ukraine and the Middle East, including that between the U.S. and Iran, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, as well as the impact of cyberattacks or other privacy/data security incidents, business trends in the retail automotive industry, changes to regulations and policies applicable to our operations, including battery electric vehicle (“EV”) mandates in the U.K. and their impact on new vehicle demand and potential changes in U.S. and global trade policy, including the imposition by the U.S. of significant tariffs on the import of automobiles and certain materials used in our parts and service operating business and the passage of the “One Big Beautiful Bill”, including the associated impact on tax deductions in the domestic car industry and elimination of certain clean energy tax credits, which could impact incentives for EV production and sales. Broader macroeconomic challenges in the U.K., including inflationary pressures, fluctuations in interest and foreign exchange rates and overall economic volatility, could further impact vehicle affordability, demand and the Company’s financial performance in that market. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164.5	$32.5
Contracts-in-transit and vehicle receivables, net	299.7	326.4
Accounts and notes receivable, net	287.0	308.4
Inventories	2,759.6	2,741.3
Prepaid expenses	37.9	65.3
Other current assets	17.0	17.4
Current assets classified as held for sale	107.2	171.4
TOTAL CURRENT ASSETS	3,672.9	3,662.6
Property and equipment, net of accumulated depreciation of $787.2 and $746.3, respectively	3,101.7	3,137.4
Operating lease assets	255.8	276.0
Goodwill	2,172.6	2,204.9
Intangible franchise rights	947.4	933.8
Other long-term assets	136.1	135.1
TOTAL ASSETS	$10,286.5	$10,349.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $157.5 and $504.2, respectively	$1,404.3	$1,083.5
Floorplan notes payable — manufacturer affiliates	776.9	832.3
Current maturities of long-term debt	314.6	259.0
Current operating lease liabilities	25.3	25.1
Accounts payable	685.6	732.8
Accrued expenses and other current liabilities	394.7	432.0
Current liabilities classified as held for sale	—	38.5
TOTAL CURRENT LIABILITIES	3,601.5	3,403.1
Long-term debt	3,048.4	3,440.5
Long-term operating lease liabilities	207.0	229.9
Deferred income taxes	325.9	331.1
Other long-term liabilities	151.5	155.8
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,922,415 and 24,941,249 shares issued, respectively	0.2	0.2
Additional paid-in capital	401.5	388.5
Retained earnings	4,642.3	4,421.9
Accumulated other comprehensive income (loss)	20.9	31.6
Treasury stock, at cost; 12,996,502 and 12,897,840 shares, respectively	(2,112.8)	(2,053.2)
TOTAL STOCKHOLDERS’ EQUITY	2,952.2	2,789.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,286.5	$10,349.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
New vehicle retail sales	$2,606.1	$2,735.5	$5,168.5	$5,415.4
Used vehicle retail sales	1,718.3	1,848.2	3,493.2	3,603.6
Used vehicle wholesale sales	151.5	163.8	300.9	315.4
Parts and service sales	692.4	718.4	1,396.8	1,410.4
Finance, insurance and other, net	216.8	237.8	432.7	464.0
Total revenues	5,385.1	5,703.5	10,792.2	11,208.8
COST OF SALES:
New vehicle retail sales	2,432.6	2,537.1	4,822.2	5,027.4
Used vehicle retail sales	1,636.4	1,751.8	3,323.6	3,413.7
Used vehicle wholesale sales	152.2	163.3	300.1	313.3
Parts and service sales	303.4	315.6	607.8	626.7
Total cost of sales	4,524.5	4,767.8	9,053.7	9,381.1
GROSS PROFIT	860.6	935.8	1,738.4	1,827.7
Selling, general and administrative expenses	623.5	646.1	1,224.1	1,263.4
Depreciation and amortization expense	30.9	28.7	62.1	58.0
Asset impairments	1.0	0.4	3.5	0.8
Restructuring charges	2.1	7.6	3.1	18.7
INCOME FROM OPERATIONS	203.1	253.0	445.7	486.9
Floorplan interest expense	22.0	26.4	45.3	53.3
Other interest expense, net	46.7	42.7	95.5	82.5
Other income	—	—	—	(0.2)
INCOME BEFORE INCOME TAXES	134.4	183.9	304.9	351.4
Provision for income taxes	31.4	44.0	72.0	83.8
Net income from continuing operations	103.0	139.8	232.9	267.6
Net income from discontinued operations	0.3	0.7	0.7	1.0
NET INCOME	$103.3	$140.5	$233.5	$268.6
BASIC EARNINGS PER SHARE:
Continuing operations	$8.63	$10.79	$19.48	$20.44
Discontinued operations	0.03	0.05	0.06	0.08
Total	$8.66	$10.84	$19.54	$20.52
DILUTED EARNINGS PER SHARE:
Continuing operations	$8.62	$10.77	$19.44	$20.40
Discontinued operations	0.03	0.05	0.06	0.08
Total	$8.64	$10.82	$19.50	$20.48
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11.8	12.8	11.8	12.9
Diluted	11.8	12.8	11.9	13.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$103.3	$140.5	$233.5	$268.6
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1.6	45.9	(9.4)	69.8
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(1.1), $0.6, $(2.0) and $2.1, respectively	3.5	(1.8)	6.4	(6.7)
Reclassification adjustment for gain included in interest expense, net of tax provision of $(1.1), $(1.6), $(2.2) and $(3.2), respectively	(3.4)	(5.1)	(7.1)	(10.3)
Reclassification related to de-designated interest rate swaps, net of tax provision of $—, $—, $(0.2) and $—, respectively	—	—	(0.6)	—
Unrealized loss on interest rate risk management activities, net of tax	—	(6.9)	(1.3)	(17.1)
OTHER COMPREHENSIVE INCOME (LOSS)	1.6	38.9	(10.7)	52.7
COMPREHENSIVE INCOME	$105.0	$179.5	$222.8	$321.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2026	24,931,436	$0.2	$392.5	$4,545.5	$19.3	$(2,118.0)	$2,839.6
Net income	—	—	—	103.3	—	—	103.3
Other comprehensive income, net of taxes	—	—	—	—	1.6	—	1.6
Net issuance of treasury shares to stock compensation plans	(9,021)	—	1.1	—	—	5.2	6.3
Stock-based compensation	—	—	7.9	—	—	—	7.9
Dividends declared ($0.55 per share)	—	—	—	(6.6)	—	—	(6.6)
BALANCE, JUNE 30, 2026	24,922,415	$0.2	$401.5	$4,642.3	$20.9	$(2,112.8)	$2,952.2

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2025	24,941,249	$0.2	$388.5	$4,421.9	$31.6	$(2,053.2)	$2,789.1
Net income	—	—	—	233.5	—	—	233.5
Other comprehensive loss, net of taxes	—	—	—	—	(10.7)	—	(10.7)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(73.0)	(73.0)
Net issuance of treasury shares to stock compensation plans	(18,834)	—	(5.8)	—	—	13.3	7.6
Stock-based compensation	—	—	18.8	—	—	—	18.8
Dividends declared ($1.10 per share)	—	—	—	(13.2)	—	—	(13.2)
BALANCE, JUNE 30, 2026	24,922,415	$0.2	$401.5	$4,642.3	$20.9	$(2,112.8)	$2,952.2
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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233.5	$268.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.1	58.0
Change in operating lease assets	15.3	15.2
Deferred income taxes	(1.9)	19.8
Asset impairments	3.5	4.4
Stock-based compensation	18.8	15.8
Amortization of debt discount and issuance costs	2.7	2.7
Gain on disposition of assets	(40.3)	(9.0)
Unrealized (gain) loss on derivative instruments	(0.6)	0.9
Other	0.1	(0.4)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(72.3)	(56.5)
Accounts and notes receivable	22.5	17.2
Inventories	(68.0)	91.4
Contracts-in-transit and vehicle receivables	24.7	15.7
Prepaid expenses and other assets	26.6	14.3
Floorplan notes payable — manufacturer affiliates	(54.3)	(32.7)
Deferred revenues	(2.2)	(0.3)
Operating lease liabilities	(15.1)	(14.6)
Net cash provided by operating activities	155.0	410.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $11.3 and $26.8, respectively	(219.6)	(320.4)
Proceeds from disposition of franchises, property and equipment	370.2	76.1
Purchases of property and equipment	(126.8)	(123.9)
Escrow payments for acquisitions	—	(3.0)
Other	(1.6)	(0.1)
Net cash provided by (used in) investing activities	22.2	(371.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	8,675.7	7,050.3
Repayments on credit facility — floorplan line and other	(8,352.4)	(7,134.4)
Borrowings on credit facility — acquisition line	833.6	999.9
Repayments on credit facility — acquisition line	(988.4)	(684.6)
Debt issuance costs	—	(7.0)
Borrowings on other debt	53.4	52.7
Principal payments on other debt	(188.6)	(129.9)
Proceeds from employee stock purchase plan	15.0	16.1
Payments of tax withholding for stock-based compensation	(7.4)	(10.0)
Repurchases of common stock, amounts based on settlement date	(72.4)	(167.3)
Dividends paid	(13.1)	(13.1)
Net cash used in financing activities	(44.6)	(27.2)
Effect of exchange rate changes on cash	(0.5)	6.4
Net increase in cash and cash equivalents	132.0	18.3
CASH AND CASH EQUIVALENTS, beginning of period	32.5	34.4
CASH AND CASH EQUIVALENTS, end of period	$164.5	$52.7
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. The ASU requires that an entity disclose additional information about specific expense categories in the notes to financial statements. The standard will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements and expects the adoption to result in additional disclosures regarding certain costs and expenses including purchases of inventory, employee compensation and depreciation, among other potential disclosure impacts.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU is intended to simplify and clarify hedge accounting under ASC 815 and improves the alignment of hedge results with risk-management activities. The standard will be effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company does not expect that the adoption of the provisions of the ASU will have a material impact on its consolidated financial statements.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,023.0	$583.1	$2,606.1	$3,875.0	$1,293.5	$5,168.5
Used vehicle retail sales	1,112.8	605.5	1,718.3	2,230.4	1,262.9	3,493.2
Used vehicle wholesale sales	87.7	63.8	151.5	182.2	118.7	300.9
Total new and used vehicle sales	3,223.5	1,252.4	4,475.9	6,287.6	2,675.1	8,962.7
Parts and service sales (1)	531.0	161.3	692.4	1,058.2	338.6	1,396.8
Finance, insurance and other, net (2)	178.8	38.0	216.8	351.4	81.3	432.7
Total revenues	$3,933.4	$1,451.7	$5,385.1	$7,697.2	$3,094.9	$10,792.2

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,132.9	$602.5	$2,735.5	$4,101.6	$1,313.8	$5,415.4
Used vehicle retail sales	1,203.2	645.0	1,848.2	2,347.6	1,256.0	3,603.6
Used vehicle wholesale sales	86.5	77.3	163.8	178.5	136.9	315.4
Total new and used vehicle sales	3,422.7	1,324.8	4,747.4	6,627.7	2,706.7	9,334.4
Parts and service sales (1)	555.5	162.8	718.4	1,086.8	323.7	1,410.4
Finance, insurance and other, net (2)	199.0	38.8	237.8	384.5	79.5	464.0
Total revenues	$4,177.2	$1,526.4	$5,703.5	$8,098.9	$3,109.9	$11,208.8
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $6.1 million and $5.1 million during the three months ended June 30, 2026 and 2025, respectively, and $5.8 million and $15.5 million during the six months ended June 30, 2026 and 2025, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
The Company accounts for business combinations under the acquisition method of accounting, wherein the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the six months ended June 30, 2026, the Company acquired four dealerships in the U.S., including two Toyota dealerships and two Honda dealerships. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $219.0 million. At the time of the acquisition, the Company intended to divest two of the dealerships, which it completed subsequent to the current quarter. As of June 30, 2026, these two dealerships were included in assets held for sale. Goodwill associated with the retained dealerships totaled $53.2 million.
During the six months ended June 30, 2026, the Company acquired three dealerships in the U.K., specifically two Volkswagen dealerships and one Skoda dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $0.6 million. There was no goodwill associated with the acquisitions.
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
During the six months ended June 30, 2025, the Company acquired three dealerships in the U.S., including one Lexus dealership, one Acura dealership and one Mercedes-Benz dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $305.8 million. Goodwill associated with the acquisitions totaled $164.4 million.
During the six months ended June 30, 2025, the Company acquired four dealerships in the U.K., including three Toyota dealerships and one Lexus dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $16.4 million. Goodwill associated with the acquisitions totaled $2.4 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
On July 30, 2026, the Company announced it entered into an agreement to purchase 10 dealerships and a collision center in Atlanta, Georgia. The Company expects to pay an aggregate purchase price of approximately $1.3 billion, subject to customary closing adjustments. The purchase is expected to be financed through $1.25 billion of new debt, backstopped by a bridge commitment. The acquisition is expected to close by the end of 2026.
Dispositions
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2026, the Company recorded a net pre-tax gain totaling $44.2 million related to the disposition of two dealerships in the U.S. The dispositions reduced goodwill by $109.4 million.
During the six months ended June 30, 2026, the Company recorded a net pre-tax loss totaling $7.2 million related to the disposition of six dealerships in the U.K. The dispositions reduced goodwill by $8.4 million.
During the six months ended June 30, 2025, the Company recorded a net pre-tax gain totaling $0.7 million related to the disposition of three dealerships in the U.S. The disposition reduced goodwill by $19.6 million. The Company also terminated four franchises in the U.S.
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
Assets held for sale in the Condensed Consolidated Balance Sheets includes $57.5 million and $39.5 million of goodwill that was reclassified to assets held for sale as of June 30, 2026 and December 31, 2025, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
4. RESTRUCTURING
During the fourth quarter of 2025, the Company pursued the continuation of its cost reduction efforts in the U.K. segment through the initiation of a second U.K.-wide restructuring plan (the “2025 Restructuring Plan”). The 2025 Restructuring Plan consists of further workforce realignment and strategic closing of certain facilities. The 2025 Restructuring Plan is expected to continue throughout 2026, and the Company does not expect additional restructuring charges to be material. Any changes to the Company’s estimates or timing of such charges will be reflected in the Company’s results of operations in future periods.
The Company’s first U.K.-wide restructuring plan (the “2024 Restructuring Plan”), related to the integration of Inchcape Retail with its existing U.K. operations, was completed in 2025. All associated restructuring charges were fully recognized in 2025.
The components of total restructuring charges were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract termination costs	$—	$—	$—	$4.1
Facility closure costs	0.6	2.8	0.6	3.4
Employee related costs	1.6	2.3	3.0	7.5
Asset impairments	—	2.6	—	3.7
Systems integration costs	—	—	—	0.1
Total restructuring charges	$2.1	$7.6	$3.6	$18.7
Charges associated with Restructuring Plans are included within Restructuring Charges on the Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company has incurred $11.7 million of restructuring charges related to the 2025 Restructuring Plan since the commencement of the plan.
The following table presents the changes in restructuring related liabilities (in millions):

	2025 Restructuring Plan	2024 Restructuring Plan
December 31, 2025	$0.4	$5.2
Charges incurred	3.6	—
Cash payments	(3.1)	(2.0)
Adjustments	—	(0.4)
June 30, 2026	$0.9	$2.8
Liabilities associated with restructuring charges are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
5. SEGMENT INFORMATION
As of June 30, 2026, the Company had two operating and reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews to analyze performance and allocate resources to the U.S. and U.K. geographic areas. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The CODM predominantly uses the metric of income before income taxes in making decisions about the allocation of operating and capital resources to each segment, evaluating annual budget and forecast, as well as determining compensation for certain employees.
Selected reportable segment data for continuing operations were as follows (in millions). All intercompany balances and transactions have been eliminated in consolidation.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,933.4	$1,451.7	$5,385.1	$7,697.2	$3,094.9	$10,792.2
Cost of sales	$3,274.9	$1,249.6	$4,524.5	$6,391.5	$2,662.2	$9,053.7
SG&A expenses	$444.3	$179.2	$623.5	$862.5	$361.5	$1,224.1
Depreciation and amortization expense	$23.9	$7.0	$30.9	$47.3	$14.7	$62.1
Asset impairments	$—	$1.0	$1.0	$1.9	$1.6	$3.5
Restructuring charges	$—	$2.1	$2.1	$—	$3.1	$3.1
Floorplan interest expense	$14.8	$7.2	$22.0	$31.0	$14.3	$45.3
Other interest expense, net	$40.7	$6.0	$46.7	$83.6	$11.9	$95.5
Income (loss) before income taxes	$134.7	$(0.3)	$134.4	$279.3	$25.6	$304.9
Capital expenditures:
Real estate related capital expenditures	$0.8	$—	$0.8	$11.6	$23.4	$35.0
Non-real estate related capital expenditures	36.2	5.8	42.0	79.6	12.2	91.8
Total capital expenditures	$37.0	$5.8	$42.8	$91.2	$35.6	$126.8

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$4,177.2	$1,526.4	$5,703.5	$8,098.9	$3,109.9	$11,208.8
Cost of sales	$3,448.5	$1,319.3	$4,767.8	$6,695.3	$2,685.8	$9,381.1
SG&A expenses	$471.6	$174.5	$646.1	$919.0	$344.3	$1,263.4
Depreciation and amortization expense	$22.2	$6.5	$28.7	$43.2	$14.8	$58.0
Asset impairments	$0.4	$—	$0.4	$(1.9)	$2.7	$0.8
Restructuring charges	$—	$7.6	$7.6	$—	$18.7	$18.7
Floorplan interest expense	$20.1	$6.3	$26.4	$40.8	$12.5	$53.3
Other interest expense, net	$34.9	$7.8	$42.7	$67.2	$15.3	$82.5
Other segment items (1)	$—	$—	$—	$(0.2)	$—	$(0.2)
Income before income taxes	$179.6	$4.3	$183.9	$335.7	$15.7	$351.4
Capital expenditures:
Real estate related capital expenditures	$17.7	$—	$17.7	$32.5	$—	$32.5
Non-real estate related capital expenditures	45.8	8.2	54.0	79.4	12.0	91.4
Total capital expenditures	$63.5	$8.2	$71.7	$111.9	$12.0	$123.9
(1) Other segment items primarily relate to currency translation.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	June 30, 2026
	U.S.	U.K.	Total
Property and equipment, net	$2,444.7	$657.0	$3,101.7
Total assets (1)	$8,237.3	$2,026.9	$10,264.2

	December 31, 2025
	U.S.	U.K.	Total
Property and equipment, net	$2,423.9	$713.5	$3,137.4
Total assets (1)	$8,146.3	$2,183.0	$10,329.3
(1) Total assets for reportable segments exclude the total assets related to discontinued operations. The assets related to discontinued operations were immaterial as of June 30, 2026 and December 31, 2025.
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
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average basic common shares outstanding	11,816,097	12,814,393	11,836,333	12,936,243
Dilutive effect of stock-based awards and employee stock purchases	24,854	28,298	23,789	26,129
Weighted average dilutive common shares outstanding	11,840,951	12,842,691	11,860,122	12,962,372
Basic:
Net income	$103.3	$140.5	$233.5	$268.6
Less: Earnings allocated to participating securities from continuing operations	1.0	1.6	2.3	3.2
Less: Earnings allocated to participating securities to discontinued operations	—	—	—	—
Net income available to basic common shares	$102.3	$138.9	$231.2	$265.4
Basic earnings per common share	$8.66	$10.84	$19.54	$20.52
Diluted:
Net income	$103.3	$140.5	$233.5	$268.6
Less: Earnings allocated to participating securities from continuing operations	1.0	1.6	2.3	3.2
Less: Earnings allocated to participating securities to discontinued operations	—	—	—	—
Net income available to diluted common shares	$102.3	$139.0	$231.2	$265.4
Diluted earnings per common share	$8.64	$10.82	$19.50	$20.48

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
The carrying value and fair value of the Company’s fixed rate long-term debt were as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$730.3	$750.0	$737.2
6.375% Senior Notes	500.0	506.5	500.0	516.6
Real estate related	126.3	125.1	130.0	130.3
Total	$1,376.3	$1,361.9	$1,380.0	$1,384.1
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
Assets associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	June 30, 2026	December 31, 2025
Assets:
Other current assets (1)	$4.8	$4.9
Other long-term assets (2)	39.5	40.6
Total assets	$44.3	$45.5
(1) As of June 30, 2026 and December 31, 2025, the balance included gross fair value of $0.5 million and $—, respectively, related to the de-designated swaps as described below.
(2) As of June 30, 2026 and December 31, 2025, the balance included gross fair value of $2.2 million for both periods related to the de-designated swaps as described below.
There were no liabilities associated with the Company’s interest rate swaps as of June 30, 2026 and December 31, 2025.
Interest Rate Swaps De-designated as Cash Flow Hedges
During the three months ended March 31, 2026, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgage associated with the swap during the same period. No interest rate swaps were de-designated during the three months ended June 30, 2026.
The Company reclassified all previously deferred gains associated with the de-designated interest rate swap of $0.6 million, net of tax of $0.2 million, for the three months ended March 31, 2026, from AOCI into income as an adjustment to Other interest expense, net, as the remaining forecasted hedged transactions associated with the interest rate swap were probable of not occurring due to the settlement of the mortgage described above.
As of June 30, 2026, the Company had two de-designated interest rate swaps with a notional value of $43.6 million and a weighted average interest rate of 0.57%. The de-designated swaps will mature between March 31, 2027 and March 1, 2030.
The Company recorded unrealized mark-to-market losses of $0.1 million and $0.2 million and realized gains of $0.3 million and $0.5 million associated with de-designated interest rate swaps within Other interest expense, net, for the three and six months ended June 30, 2026, respectively. The Company recorded unrealized mark-to-market losses of $0.4 million and $0.9 million and realized gains of $0.2 million and $0.5 million associated with de-designated interest rate swaps within Other interest expense, net, for the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2026, the Company held 22 interest rate swaps designated as cash flow hedges with a total notional value of $723.4 million that fixed its underlying SOFR at a weighted average rate of 1.22%. As of June 30, 2025, the Company held 26 interest rate swaps designated as cash flow hedges with a total notional value of $862.0 million that fixed its underlying SOFR at a weighted average rate of 1.24%. The maturity dates of the Company’s designated interest rate swaps range between July 1, 2026 and December 31, 2031.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2026	2025	2026	2025
Interest rate swaps	$3.5	$(1.8)	$6.4	$(6.7)
	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Floorplan interest expense	$2.7	$4.0	$5.4	$8.0
Other interest expense, net	$1.8	$2.7	$3.8	$5.6
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $19.5 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$181.9	$224.0
Vehicle receivables	118.4	102.9
Total contracts-in-transit and vehicle receivables	300.2	326.8
Less: allowance for doubtful accounts	0.6	0.5
Total contracts-in-transit and vehicle receivables, net	$299.7	$326.4

Accounts and notes receivable, net:
Manufacturer receivables	$156.2	$175.5
Parts and service receivables	82.7	84.0
F&I receivables	33.3	39.2
Other	20.3	14.5
Total accounts and notes receivable	292.4	313.2
Less: allowance for doubtful accounts	5.4	4.8
Total accounts and notes receivable, net	$287.0	$308.4

Within Other current assets and Other long-term assets:
Total contract assets (1)	$68.7	$71.6
(1) No allowance for doubtful accounts was recorded for contract assets as of June 30, 2026 or December 31, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Long-term debt consisted of the following (in millions):

	June 30, 2026	December 31, 2025
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
6.375% Senior Notes due January 15, 2030	500.0	500.0
Acquisition Line	809.0	964.0
Other Debt:
Real estate related	1,015.8	1,151.0
Finance leases	282.9	329.5
Other	16.8	18.2
Total other debt	1,315.5	1,498.7
Total debt	3,374.5	3,712.7
Less: unamortized debt issuance costs	11.5	13.2
Less: current maturities	314.6	259.0
Total long-term debt	$3,048.4	$3,440.5
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of June 30, 2026, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $809.0 million. The weighted average interest rate on this facility was 4.99% for the six months ended June 30, 2026.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of June 30, 2026, borrowings outstanding under these facilities totaled $1.0 billion, gross of debt issuance costs, comprised of $696.0 million in the U.S. and $319.8 million in the U.K., respectively.
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Revolving Credit Facility — floorplan notes payable	$1,382.3	$1,388.5
Revolving Credit Facility — floorplan notes payable offset account	(157.5)	(504.2)
Revolving Credit Facility — floorplan notes payable, net	1,224.8	884.2
Other non-manufacturer facilities	179.5	199.3
Floorplan notes payable — credit facility and other, net	$1,404.3	$1,083.5

FMCC Facility	$176.2	$188.7
GM Financial Facility	209.4	201.4
Other manufacturer affiliate facilities	391.3	442.2
Floorplan notes payable — manufacturer affiliates, net	$776.9	$832.3
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $3.5 billion revolving syndicated credit arrangement that matures on May 30, 2030, with 18 participating financial institutions (the “Revolving Credit Facility”). The Company has the ability to increase the availability to $4.5 billion, subject to lender approval. The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.75 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets. Refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $3.5 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit. The Company had $12.3 million and $11.8 million in letters of credit outstanding as of June 30, 2026 and December 31, 2025, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 4.91% for the six months ended June 30, 2026, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio.
In conjunction with the Revolving Credit Facility, the Company had $7.1 million and $8.0 million of unamortized debt issuance costs as of June 30, 2026 and December 31, 2025, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $200.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 6.75% as of June 30, 2026.
GM Financial Facility
The Company has a master loan agreement with General Motors Financial for financing of new GM vehicles (the “GM Financial Facility”). The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points. As of June 30, 2026, the GM Financial Facility had a total borrowing capacity of $376.7 million.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of June 30, 2026, borrowings outstanding under these facilities totaled $391.3 million, comprised of $195.3 million in the U.S. and $196.0 million in the U.K., with annual interest rates ranging from approximately 1% to 8%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line, FMCC Facility and GM Financial Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures was $7.4 million and $3.7 million as of June 30, 2026 and December 31, 2025, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $138.9 million and $128.5 million for the six months ended June 30, 2026 and 2025, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $53.3 million and $52.1 million for the six months ended June 30, 2026 and 2025, respectively.

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
Legal Proceedings
As of June 30, 2026, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $26.1 million as of June 30, 2026.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Six Months Ended June 30, 2026
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2025	$(1.7)	$33.3	$31.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	(9.4)	8.3	(1.1)
Tax effect	—	(2.0)	(2.0)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(5.4)	(5.4)
Other interest expense, net (pre-tax)	—	(3.8)	(3.8)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.8)	(0.8)
Provision for income taxes	—	2.4	2.4
Net current period other comprehensive loss	(9.4)	(1.3)	(10.7)
Balance, June 30, 2026	$(11.1)	$32.0	$20.9

	Six Months Ended June 30, 2025
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2024	$(56.5)	$58.2	$1.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	69.8	(8.8)	60.9
Tax effect	—	2.1	2.1
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(8.0)	(8.0)
Other interest expense, net (pre-tax)	—	(5.6)	(5.6)
Provision for income taxes	—	3.2	3.2
Net current period other comprehensive income (loss)	69.8	(17.1)	52.7
Balance, June 30, 2025	$13.3	$41.1	$54.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2025 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. We sell or lease new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts retail and wholesale. We have operations in geographically diverse markets that extend across 17 states in the U.S. and 61 towns and cities in the U.K. As of June 30, 2026, our retail network consisted of 147 dealerships in the U.S. and 106 dealerships in the U.K.
Recent Events
On July 20, 2026, President Donald Trump signed a proclamation imposing an additional 50% ad valorem duty on certain products imported from Canada. The additional duty is scheduled to take effect on August 19, 2026, and would apply on top of any existing duties. Preferential tariff treatment under the United States-Mexico-Canada Agreement does not exempt covered goods. At this time, we cannot predict whether the additional duty will be implemented as scheduled, modified or challenged, or the extent or duration of any resulting impact on our business.
During the second quarter of 2026, disruptions in the global supply of Group III base oils, a key component of synthetic motor oil, resulted in supply constraints and increased costs for certain synthetic oils and lubricants across the sector. These disruptions have been attributed to refinery outages and shipping disruptions associated with ongoing geopolitical conflict in the Middle East. Continued supply constraints could increase the cost of lubricants used in our service operations, limit the availability of certain oil grades and affect our ability to perform routine service for customers. At this time, we cannot predict the extent or duration of any such impacts.
In April 2026, we undertook cost-cutting measures within our U.S. business, reducing our staffing by nearly 700 full-time employees and reducing SG&A costs through contract and vendor elimination. We expect that these efforts will remove at least $50 million in annual costs from our U.S. operations.
On April 13, 2026, the U.K. Department for Transport announced a proposal to update minimum vehicle emissions standards to align with the Euro 7 standard implemented in the European Union. If adopted, the Euro 7 standard would set stricter standards for exhaust and non-exhaust vehicle emissions, including greenhouse gas (“GHG”) emissions. Euro 7 would also set battery durability requirements for EVs. If finalized, stricter emissions standards could result in increased costs and affect our U.K. results of operations. The consultation period closed on May 25, 2026, however the proposal has not yet been finalized. Further, on July 6, 2026, the U.K. Department for Transport opened a consultation on its proposal to prohibit the maintenance or modification of vehicles subsequent to their manufacture that would prevent them from meeting the emissions standards in place when the vehicles were originally produced. The Department for Transport has estimated that the legislation will be passed in 2027.
On February 28, 2026, the U.S. and the State of Israel commenced coordinated military operations against the Islamic Republic of Iran (“Iran”). The resulting conflict has increased volatility in global supply chains and energy markets, as well as geopolitical instability. Disruptions affected energy supplies and critical maritime transit routes, particularly the Strait of Hormuz, driving additional increases in fuel prices and reductions in supplies, which adversely affected consumer demand for vehicles and broader economic conditions. On June 17, 2026, the U.S. and Iran signed a memorandum of understanding intended to end the conflict and reopen the Strait of Hormuz. However, the ceasefire has been repeatedly disrupted by renewed military operations and continued attacks in the region. As a result, uncertainty regarding energy markets, commercial shipping and broader geopolitical conditions continues, and we cannot predict the extent nor duration of any resulting impacts on our business, financial condition or results of operations.
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

The Supreme Court’s decision and related executive action have created uncertainty regarding the future tariff environment, including the potential for litigation, refund claims by parties directly subject to the invalidated tariffs and the use of alternative statutory authorities by the administration to impose new or modified tariffs. We cannot predict the timing, scope, nor outcome of future tariff‑related actions or their potential effect, if any, on our results of operations. We will continue to monitor the impact of the Trump Administration’s policies and the response of U.S. trading partners on our results of operations in future periods.
On February 18, 2026, the U.S. Environmental Protection Agency (“EPA”) issued a final rule rescinding the GHG “Endangerment Finding,” which provides the authority underpinning the majority of the EPA’s GHG-related regulations, including those for emissions from new motor vehicles and engines, and the National Highway Traffic Safety Administration’s Corporate Average Fuel Economy standards. The final rule also repealed all of the EPA’s GHG emission standards for light-duty, medium-duty and heavy-duty motor vehicles and engines. Litigation challenging the EPA’s final rule is ongoing, and we cannot predict the final outcome. Certain states, such as California, have previously adopted or have announced an intent to adopt standards regulating GHG and other vehicle emissions and setting EV targets. However, on June 12, 2026, the EPA announced its transmission to Congress of four of California’s Clean Air Act preemption waivers, which allow the state to implement more stringent emission control requirements, seeking congressional resolutions disapproving of the waivers under the Congressional Review Act. California has challenged the EPA’s action in the U.S. District Court for the District of Columbia, the outcome of which is uncertain. As a result, there is significant uncertainty with respect to U.S. regulations related to GHG emissions.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,606.1	$2,735.5	$(129.3)	(4.7)%	$2.0	(4.8)%
Used vehicle retail sales	1,718.3	1,848.2	(129.9)	(7.0)%	3.1	(7.2)%
Used vehicle wholesale sales	151.5	163.8	(12.3)	(7.5)%	0.3	(7.7)%
Total used	1,869.8	2,012.0	(142.2)	(7.1)%	3.4	(7.2)%
Parts and service sales	692.4	718.4	(26.0)	(3.6)%	0.7	(3.7)%
F&I, net	216.8	237.8	(21.0)	(8.8)%	0.2	(8.9)%
Total revenues	$5,385.1	$5,703.5	$(318.5)	(5.6)%	$6.2	(5.7)%
Gross profit:
New vehicle retail sales	$173.6	$198.4	$(24.8)	(12.5)%	$—	(12.5)%
Used vehicle retail sales	81.9	96.4	(14.5)	(15.0)%	0.1	(15.2)%
Used vehicle wholesale sales	(0.7)	0.5	(1.2)	NM	—	NM
Total used	81.2	96.9	(15.7)	(16.2)%	0.1	(16.4)%
Parts and service sales	389.0	402.8	(13.8)	(3.4)%	0.3	(3.5)%
F&I, net	216.8	237.8	(21.0)	(8.8)%	0.2	(8.9)%
Total gross profit	$860.6	$935.8	$(75.2)	(8.0)%	$0.7	(8.1)%
Gross margin:
New vehicle retail sales	6.7%	7.3%	(0.6)%
Used vehicle retail sales	4.8%	5.2%	(0.4)%
Used vehicle wholesale sales	(0.5)%	0.3%	(0.8)%
Total used	4.3%	4.8%	(0.5)%
Parts and service sales	56.2%	56.1%	0.1%
Total gross margin	16.0%	16.4%	(0.4)%
Units sold:
Retail new vehicles sold	53,335	55,763	(2,428)	(4.4)%
Retail used vehicles sold	53,469	60,240	(6,771)	(11.2)%
Wholesale used vehicles sold	15,315	17,030	(1,715)	(10.1)%
Total used	68,784	77,270	(8,486)	(11.0)%
Average sales price per unit sold:
New vehicle retail	$51,726	$50,557	$1,169	2.3%	$39	2.2%
Used vehicle retail	$32,195	$30,713	$1,482	4.8%	$57	4.6%
Gross profit per unit sold:
New vehicle retail sales	$3,254	$3,557	$(303)	(8.5)%	$1	(8.5)%
Used vehicle retail sales	$1,532	$1,600	$(69)	(4.3)%	$3	(4.5)%
Used vehicle wholesale sales	$(47)	$29	$(76)	NM	$(2)	NM
Total used	$1,180	$1,254	$(74)	(5.9)%	$2	(6.0)%
F&I PRU	$2,030	$2,050	$(20)	(1.0)%	$2	(1.0)%
Other:
SG&A expenses	$623.5	$646.1	$(22.6)	(3.5)%	$0.8	(3.6)%
SG&A as % gross profit	72.4%	69.0%	3.4%
Floorplan expense:
Floorplan interest expense	$22.0	$26.4	$(4.4)	(16.7)%	$—	(16.8)%
Less: floorplan assistance (1)	21.9	22.6	(0.7)	(3.0)%	—	(3.0)%
Net floorplan expense	$0.1	$3.8	$(3.7)		$—
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM – Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,522.0	$2,590.6	$(68.6)	(2.6)%	$2.0	(2.7)%
Used vehicle retail sales	1,657.9	1,754.9	(96.9)	(5.5)%	3.1	(5.7)%
Used vehicle wholesale sales	138.2	146.8	(8.6)	(5.9)%	0.3	(6.1)%
Total used	1,796.1	1,901.7	(105.5)	(5.5)%	3.4	(5.7)%
Parts and service sales	673.3	659.4	13.9	2.1%	0.7	2.0%
F&I, net	211.7	229.0	(17.3)	(7.5)%	0.2	(7.6)%
Total revenues	$5,203.1	$5,380.7	$(177.6)	(3.3)%	$6.2	(3.4)%
Gross profit:
New vehicle retail sales	$167.6	$189.5	$(21.9)	(11.5)%	$—	(11.6)%
Used vehicle retail sales	79.6	93.2	(13.6)	(14.6)%	0.1	(14.7)%
Used vehicle wholesale sales	(0.2)	1.1	(1.4)	(119.6)%	—	(116.6)%
Total used	79.4	94.3	(15.0)	(15.9)%	0.1	(16.0)%
Parts and service sales	377.2	377.7	(0.6)	(0.2)%	0.3	(0.2)%
F&I, net	211.7	229.0	(17.3)	(7.5)%	0.2	(7.6)%
Total gross profit	$835.9	$890.5	$(54.7)	(6.1)%	$0.7	(6.2)%
Gross margin:
New vehicle retail sales	6.6%	7.3%	(0.7)%
Used vehicle retail sales	4.8%	5.3%	(0.5)%
Used vehicle wholesale sales	(0.2)%	0.8%	(0.9)%
Total used	4.4%	5.0%	(0.5)%
Parts and service sales	56.0%	57.3%	(1.3)%
Total gross margin	16.1%	16.6%	(0.5)%
Units sold:
Retail new vehicles sold	51,840	53,315	(1,475)	(2.8)%
Retail used vehicles sold	51,907	57,534	(5,627)	(9.8)%
Wholesale used vehicles sold	14,734	15,938	(1,204)	(7.6)%
Total used	66,641	73,472	(6,831)	(9.3)%
Average sales price per unit sold:
New vehicle retail	$51,586	$50,114	$1,472	2.9%	$41	2.9%
Used vehicle retail	$32,001	$30,528	$1,473	4.8%	$59	4.6%
Gross profit per unit sold:
New vehicle retail sales	$3,233	$3,554	$(321)	(9.0)%	$1	(9.0)%
Used vehicle retail sales	$1,534	$1,620	$(86)	(5.3)%	$3	(5.5)%
Used vehicle wholesale sales	$(15)	$71	$(86)	(121.2)%	$(2)	(118.0)%
Total used	$1,191	$1,284	$(93)	(7.2)%	$2	(7.4)%
F&I PRU	$2,041	$2,066	$(25)	(1.2)%	$2	(1.3)%
Other:
SG&A expenses	$593.8	$605.0	$(11.2)	(1.9)%	$0.8	(2.0)%
SG&A as % gross profit	71.0%	67.9%	3.1%

Reported Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$5,168.5	$5,415.4	$(246.9)	(4.6)%	$41.3	(5.3)%
Used vehicle retail sales	3,493.2	3,603.6	(110.4)	(3.1)%	44.2	(4.3)%
Used vehicle wholesale sales	300.9	315.4	(14.4)	(4.6)%	3.7	(5.7)%
Total used	3,794.2	3,919.0	(124.8)	(3.2)%	47.8	(4.4)%
Parts and service sales	1,396.8	1,410.4	(13.6)	(1.0)%	12.1	(1.8)%
F&I, net	432.7	464.0	(31.3)	(6.7)%	2.8	(7.3)%
Total revenues	$10,792.2	$11,208.8	$(416.7)	(3.7)%	$103.9	(4.6)%
Gross profit:
New vehicle retail sales	$346.3	$388.0	$(41.7)	(10.8)%	$3.2	(11.6)%
Used vehicle retail sales	169.6	189.9	(20.3)	(10.7)%	2.0	(11.7)%
Used vehicle wholesale sales	0.8	2.0	(1.2)	(60.4)%	(0.1)	(53.7)%
Total used	170.5	192.0	(21.5)	(11.2)%	1.8	(12.2)%
Parts and service sales	789.1	783.8	5.3	0.7%	6.8	(0.2)%
F&I, net	432.7	464.0	(31.3)	(6.7)%	2.8	(7.3)%
Total gross profit	$1,738.4	$1,827.7	$(89.3)	(4.9)%	$14.6	(5.7)%
Gross margin:
New vehicle retail sales	6.7%	7.2%	(0.5)%
Used vehicle retail sales	4.9%	5.3%	(0.4)%
Used vehicle wholesale sales	0.3%	0.6%	(0.4)%
Total used	4.5%	4.9%	(0.4)%
Parts and service sales	56.5%	55.6%	0.9%
Total gross margin	16.1%	16.3%	(0.2)%
Units sold:
Retail new vehicles sold	105,733	111,862	(6,129)	(5.5)%
Retail used vehicles sold	110,454	119,858	(9,404)	(7.8)%
Wholesale used vehicles sold	30,717	33,384	(2,667)	(8.0)%
Total used	141,171	153,242	(12,071)	(7.9)%
Average sales price per unit sold:
New vehicle retail	$52,065	$50,210	$1,855	3.7%	$411	2.9%
Used vehicle retail	$31,684	$30,084	$1,600	5.3%	$401	4.0%
Gross profit per unit sold:
New vehicle retail sales	$3,275	$3,469	$(194)	(5.6)%	$30	(6.5)%
Used vehicle retail sales	$1,536	$1,585	$(49)	(3.1)%	$18	(4.2)%
Used vehicle wholesale sales	$26	$61	$(35)	(57.0)%	$(4)	(49.6)%
Total used	$1,207	$1,253	$(45)	(3.6)%	$13	(4.7)%
F&I PRU	$2,001	$2,002	$(1)	—%	$13	(0.7)%
Other:
SG&A expenses	$1,224.1	$1,263.4	$(39.3)	(3.1)%	$12.8	(4.1)%
SG&A as % gross profit	70.4%	69.1%	1.3%
Floorplan expense:
Floorplan interest expense	$45.3	$53.3	$(8.0)	(15.0)%	$0.5	(16.0)%
Less: floorplan assistance (1)	42.0	43.0	(1.0)	(2.4)%	—	(2.4)%
Net floorplan expense	$3.3	$10.3	$(7.0)		$0.5
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,984.4	$5,159.8	$(175.3)	(3.4)%	$40.5	(4.2)%
Used vehicle retail sales	3,366.2	3,440.3	(74.1)	(2.2)%	43.8	(3.4)%
Used vehicle wholesale sales	279.0	284.9	(6.0)	(2.1)%	3.2	(3.2)%
Total used	3,645.2	3,725.2	(80.1)	(2.1)%	46.9	(3.4)%
Parts and service sales	1,350.6	1,307.3	43.3	3.3%	11.9	2.4%
F&I, net	420.5	448.4	(28.0)	(6.2)%	2.7	(6.8)%
Total revenues	$10,400.7	$10,640.8	$(240.1)	(2.3)%	$102.1	(3.2)%
Gross profit:
New vehicle retail sales	$332.2	$371.9	$(39.7)	(10.7)%	$3.2	(11.5)%
Used vehicle retail sales	164.7	183.0	(18.2)	(10.0)%	1.9	(11.0)%
Used vehicle wholesale sales	1.6	3.2	(1.6)	(49.6)%	(0.1)	(46.2)%
Total used	166.3	186.2	(19.8)	(10.6)%	1.8	(11.6)%
Parts and service sales	761.6	740.6	21.0	2.8%	6.6	1.9%
F&I, net	420.5	448.4	(28.0)	(6.2)%	2.7	(6.8)%
Total gross profit	$1,680.5	$1,747.0	$(66.5)	(3.8)%	$14.3	(4.6)%
Gross margin:
New vehicle retail sales	6.7%	7.2%	(0.5)%
Used vehicle retail sales	4.9%	5.3%	(0.4)%
Used vehicle wholesale sales	0.6%	1.1%	(0.5)%
Total used	4.6%	5.0%	(0.4)%
Parts and service sales	56.4%	56.6%	(0.3)%
Total gross margin	16.2%	16.4%	(0.3)%
Units sold:
Retail new vehicles sold	102,652	106,940	(4,288)	(4.0)%
Retail used vehicles sold	107,035	114,689	(7,654)	(6.7)%
Wholesale used vehicles sold	29,573	31,212	(1,639)	(5.3)%
Total used	136,608	145,901	(9,293)	(6.4)%
Average sales price per unit sold:
New vehicle retail	$51,818	$50,032	$1,787	3.6%	$417	2.7%
Used vehicle retail	$31,509	$30,013	$1,497	5.0%	$410	3.6%
Gross profit per unit sold:
New vehicle retail sales	$3,236	$3,477	$(242)	(6.9)%	$31	(7.8)%
Used vehicle retail sales	$1,539	$1,595	$(56)	(3.5)%	$18	(4.6)%
Used vehicle wholesale sales	$54	$102	$(48)	(46.8)%	$(4)	(43.2)%
Total used	$1,218	$1,276	$(58)	(4.6)%	$13	(5.6)%
F&I PRU	$2,005	$2,023	$(18)	(0.9)%	$13	(1.5)%
Other:
SG&A expenses	$1,209.2	$1,200.0	$9.3	0.8%	$12.2	(0.2)%
SG&A as % gross profit	72.0%	68.7%	3.3%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,023.0	$2,132.9	$(109.9)	(5.2)%
Used vehicle retail sales	1,112.8	1,203.2	(90.4)	(7.5)%
Used vehicle wholesale sales	87.7	86.5	1.2	1.4%
Total used	1,200.5	1,289.7	(89.2)	(6.9)%
Parts and service sales	531.0	555.5	(24.5)	(4.4)%
F&I, net	178.8	199.0	(20.2)	(10.1)%
Total revenues	$3,933.4	$4,177.2	$(243.8)	(5.8)%
Gross profit:
New vehicle retail sales	$125.7	$150.5	$(24.8)	(16.5)%
Used vehicle retail sales	56.3	68.6	(12.4)	(18.0)%
Used vehicle wholesale sales	2.5	2.5	—	(0.9)%
Total used	58.7	71.1	(12.4)	(17.4)%
Parts and service sales	295.2	308.1	(12.9)	(4.2)%
F&I, net	178.8	199.0	(20.2)	(10.1)%
Total gross profit	$658.5	$728.7	$(70.2)	(9.6)%
Gross margin:
New vehicle retail sales	6.2%	7.1%	(0.8)%
Used vehicle retail sales	5.1%	5.7%	(0.6)%
Used vehicle wholesale sales	2.8%	2.9%	(0.1)%
Total used	4.9%	5.5%	(0.6)%
Parts and service sales	55.6%	55.5%	0.1%
Total gross margin	16.7%	17.4%	(0.7)%
Units sold:
Retail new vehicles sold	38,549	41,067	(2,518)	(6.1)%
Retail used vehicles sold	34,261	39,665	(5,404)	(13.6)%
Wholesale used vehicles sold	9,012	9,661	(649)	(6.7)%
Total used	43,273	49,326	(6,053)	(12.3)%
Average sales price per unit sold:
New vehicle retail	$52,479	$51,938	$541	1.0%
Used vehicle retail	$32,481	$30,335	$2,146	7.1%
Gross profit per unit sold:
New vehicle retail sales	$3,260	$3,664	$(404)	(11.0)%
Used vehicle retail sales	$1,642	$1,730	$(88)	(5.1)%
Used vehicle wholesale sales	$275	$259	$16	6.2%
Total used	$1,358	$1,442	$(85)	(5.9)%
F&I PRU	$2,456	$2,465	$(9)	(0.4)%
Other:
SG&A expenses	$444.3	$471.6	$(27.2)	(5.8)%
SG&A as % gross profit	67.5%	64.7%	2.8%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,962.8	$2,035.4	$(72.6)	(3.6)%
Used vehicle retail sales	1,065.2	1,161.7	(96.5)	(8.3)%
Used vehicle wholesale sales	83.1	77.3	5.8	7.5%
Total used	1,148.3	1,239.1	(90.8)	(7.3)%
Parts and service sales	516.5	510.1	6.4	1.3%
F&I, net	174.6	193.4	(18.8)	(9.7)%
Total revenues	$3,802.2	$3,977.9	$(175.7)	(4.4)%
Gross profit:
New vehicle retail sales	$121.0	$145.0	$(24.0)	(16.5)%
Used vehicle retail sales	54.6	66.6	(12.0)	(18.1)%
Used vehicle wholesale sales	2.6	2.3	0.3	11.8%
Total used	57.2	68.9	(11.8)	(17.1)%
Parts and service sales	286.2	290.1	(4.0)	(1.4)%
F&I, net	174.6	193.4	(18.8)	(9.7)%
Total gross profit	$639.0	$697.5	$(58.5)	(8.4)%
Gross margin:
New vehicle retail sales	6.2%	7.1%	(1.0)%
Used vehicle retail sales	5.1%	5.7%	(0.6)%
Used vehicle wholesale sales	3.1%	3.0%	0.1%
Total used	5.0%	5.6%	(0.6)%
Parts and service sales	55.4%	56.9%	(1.5)%
Total gross margin	16.8%	17.5%	(0.7)%
Units sold:
Retail new vehicles sold	37,578	39,594	(2,016)	(5.1)%
Retail used vehicles sold	33,060	38,431	(5,371)	(14.0)%
Wholesale used vehicles sold	8,714	9,219	(505)	(5.5)%
Total used	41,774	47,650	(5,876)	(12.3)%
Average sales price per unit sold:
New vehicle retail	$52,232	$51,407	$825	1.6%
Used vehicle retail	$32,220	$30,229	$1,991	6.6%
Gross profit per unit sold:
New vehicle retail sales	$3,221	$3,662	$(441)	(12.0)%
Used vehicle retail sales	$1,651	$1,733	$(83)	(4.8)%
Used vehicle wholesale sales	$299	$253	$46	18.2%
Total used	$1,369	$1,447	$(78)	(5.4)%
F&I PRU	$2,471	$2,478	$(7)	(0.3)%
Other:
SG&A expenses	$429.4	$446.1	$(16.7)	(3.7)%
SG&A as % gross profit	67.2%	64.0%	3.2%

U.S. Segment — Three Months Ended June 30, 2026 Compared to 2025
Revenues
Total revenues in the U.S. during the three months ended June 30, 2026 (“Current Quarter”) decreased $243.8 million, or 5.8%, as compared to the three months ended June 30, 2025 (“Prior Year Quarter”), driven by lower same store revenues and the disposition of stores.
Total same store revenues in the U.S. during the Current Quarter decreased $175.7 million, or 4.4%, as compared to the Prior Year Quarter, driven by lower revenues across most business lines.
New vehicle retail same store revenues underperformed the Prior Year Quarter, driven by a decrease in units sold, partially offset by higher pricing. This underperformance reflects affordability pressures impacting demand, as well as inventory pressure on certain brands. We ended the Current Quarter with a U.S. new vehicle inventory supply of 54 days, six days higher than the Prior Year Quarter.
Used vehicle retail same store revenues underperformed the Prior Year Quarter, driven by a decrease in units sold, partially offset by higher pricing. We believe this underperformance reflects the same affordability pressures affecting new vehicle demand, as well as ongoing inventory supply constraints that limited available vehicle selection. We ended the Current Quarter with a U.S. used vehicle inventory supply of 32 days, one day higher than the Prior Year Quarter. Used vehicle wholesale same store revenues outperformed the Prior Year Quarter, driven by higher pricing, partially offset by fewer units sold.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in customer pay, warranty and wholesale revenues, partially offset by a decrease in collision revenues. Higher same store technician count resulted in an increase in customer pay repair orders, compared to the Prior Year Quarter, reflecting our continued technician recruiting and retention efforts and our greater capacity to meet increased demand. We continue to invest in incremental service capacity through new dealership construction and expansion of existing facilities.
F&I same store revenues underperformed the Prior Year Quarter, driven by lower same store new and used vehicle retail units sold, partially offset by higher income per contract on most of our products offered.
Gross Profit
Total gross profit in the U.S. during the Current Quarter decreased $70.2 million, or 9.6%, as compared to the Prior Year Quarter, driven by lower same store gross profit and the disposition of stores.
Total same store gross profit in the U.S. during the Current Quarter decreased $58.5 million, or 8.4%, as compared to the Prior Year Quarter, driven by lower gross profit across most business lines.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by reduced inventory availability for certain brands, a decrease in gross profit per unit sold and a decline in same store new vehicle retail units sold. Vehicle affordability continues to be a concern for the consumer.
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
Parts and service same store gross profit underperformed the Prior Year Quarter, driven by decreases in collision and wholesale gross profit, partially offset by increases in customer pay and warranty gross profit. We continue to prioritize higher margin service business and shop efficiency initiatives.
F&I same store gross profit underperformed the Prior Year Quarter, driven by lower same store new and used vehicle retail units sold, with similar gross profit per unit performance.
Total same store gross margin in the U.S. decreased 73 basis points for the Current Quarter as compared to the Prior Year Quarter.

SG&A Expenses
SG&A as a percentage of gross profit increased 276 basis points and increased 324 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter decreased $27.2 million, or 5.8%, as compared to the Prior Year Quarter, primarily driven by a $27.6 million decrease in employee related costs resulting from reduced staffing as part of our cost-cutting measures and lower commission expense associated with lower gross profit. Total same store SG&A expenses in the U.S. during the Current Quarter, decreased $16.7 million, or 3.7%, as compared to the Prior Year Quarter, primarily driven by a decrease in employee related costs as described above, partially offset by the absence of CDK outage related credits recognized in the Prior Year Quarter that did not recur in the Current Quarter, as well as lower manufacturer advertising assistance as a result of decreases in units sold.

Reported Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,875.0	$4,101.6	$(226.6)	(5.5)%
Used vehicle retail sales	2,230.4	2,347.6	(117.2)	(5.0)%
Used vehicle wholesale sales	182.2	178.5	3.8	2.1%
Total used	2,412.6	2,526.0	(113.5)	(4.5)%
Parts and service sales	1,058.2	1,086.8	(28.6)	(2.6)%
F&I, net	351.4	384.5	(33.1)	(8.6)%
Total revenues	$7,697.2	$8,098.9	$(401.7)	(5.0)%
Gross profit:
New vehicle retail sales	$240.5	$281.1	$(40.6)	(14.4)%
Used vehicle retail sales	115.8	134.4	(18.6)	(13.8)%
Used vehicle wholesale sales	5.2	5.1	0.2	3.1%
Total used	121.1	139.5	(18.4)	(13.2)%
Parts and service sales	592.7	598.6	(5.9)	(1.0)%
F&I, net	351.4	384.5	(33.1)	(8.6)%
Total gross profit	$1,305.7	$1,403.7	$(98.0)	(7.0)%
Gross margin:
New vehicle retail sales	6.2%	6.9%	(0.6)%
Used vehicle retail sales	5.2%	5.7%	(0.5)%
Used vehicle wholesale sales	2.9%	2.8%	—%
Total used	5.0%	5.5%	(0.5)%
Parts and service sales	56.0%	55.1%	0.9%
Total gross margin	17.0%	17.3%	(0.4)%
Units sold:
Retail new vehicles sold	73,215	78,902	(5,687)	(7.2)%
Retail used vehicles sold	70,358	78,278	(7,920)	(10.1)%
Wholesale used vehicles sold	18,880	19,878	(998)	(5.0)%
Total used	89,238	98,156	(8,918)	(9.1)%
Average sales price per unit sold:
New vehicle retail	$52,926	$51,984	$943	1.8%
Used vehicle retail	$31,700	$29,990	$1,710	5.7%
Gross profit per unit sold:
New vehicle retail sales	$3,285	$3,563	$(277)	(7.8)%
Used vehicle retail sales	$1,646	$1,717	$(71)	(4.1)%
Used vehicle wholesale sales	$277	$255	$22	8.6%
Total used	$1,356	$1,421	$(65)	(4.5)%
F&I PRU	$2,447	$2,446	$1	0.1%
Other:
SG&A expenses	$862.5	$919.0	$(56.5)	(6.1)%
SG&A as % gross profit	66.1%	65.5%	0.6%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,727.2	$3,934.2	$(207.0)	(5.3)%
Used vehicle retail sales	2,125.7	2,275.4	(149.7)	(6.6)%
Used vehicle wholesale sales	172.7	162.4	10.4	6.4%
Total used	2,298.4	2,437.8	(139.4)	(5.7)%
Parts and service sales	1,020.8	1,008.8	12.0	1.2%
F&I, net	340.5	374.7	(34.2)	(9.1)%
Total revenues	$7,386.9	$7,755.5	$(368.6)	(4.8)%
Gross profit:
New vehicle retail sales	$228.9	$272.1	$(43.1)	(15.9)%
Used vehicle retail sales	111.9	131.1	(19.1)	(14.6)%
Used vehicle wholesale sales	5.3	4.8	0.6	11.9%
Total used	117.3	135.8	(18.6)	(13.7)%
Parts and service sales	570.2	569.0	1.1	0.2%
F&I, net	340.5	374.7	(34.2)	(9.1)%
Total gross profit	$1,256.8	$1,351.6	$(94.8)	(7.0)%
Gross margin:
New vehicle retail sales	6.1%	6.9%	(0.8)%
Used vehicle retail sales	5.3%	5.8%	(0.5)%
Used vehicle wholesale sales	3.1%	2.9%	0.2%
Total used	5.1%	5.6%	(0.5)%
Parts and service sales	55.9%	56.4%	(0.5)%
Total gross margin	17.0%	17.4%	(0.4)%
Units sold:
Retail new vehicles sold	70,982	76,184	(5,202)	(6.8)%
Retail used vehicles sold	67,644	75,997	(8,353)	(11.0)%
Wholesale used vehicles sold	18,220	19,008	(788)	(4.1)%
Total used	85,864	95,005	(9,141)	(9.6)%
Average sales price per unit sold:
New vehicle retail	$52,509	$51,640	$868	1.7%
Used vehicle retail	$31,425	$29,941	$1,484	5.0%
Gross profit per unit sold:
New vehicle retail sales	$3,225	$3,571	$(346)	(9.7)%
Used vehicle retail sales	$1,655	$1,725	$(70)	(4.0)%
Used vehicle wholesale sales	$293	$251	$42	16.8%
Total used	$1,366	$1,430	$(64)	(4.5)%
F&I PRU	$2,456	$2,462	$(6)	(0.2)%
Other:
SG&A expenses	$870.3	$884.5	$(14.2)	(1.6)%
SG&A as % gross profit	69.2%	65.4%	3.8%

U.S. Segment — Six Months Ended June 30, 2026 Compared to 2025
Revenues
Total revenues in the U.S. during the six months ended June 30, 2026 (“Current Year”) decreased $401.7 million, or 5.0%, as compared to the six months ended June 30, 2025 (“Prior Year”), driven by lower same store revenues and the disposition of stores.
Total same store revenues in the U.S. during the Current Year decreased $368.6 million, or 4.8%, as compared to the Prior Year. This decrease was driven by lower revenues across most business lines.
New vehicle retail same store revenues underperformed the Prior Year, driven by a decrease in units sold, partially offset by higher pricing. This underperformance reflects affordability pressures impacting demand, as well as inventory pressure on certain brands. Additionally, the Prior Year had strong results ahead of the implementation of announced tariffs. We ended the Current Year with a U.S. new vehicle inventory supply of 54 days, six days higher than the Prior Year.
Used vehicle retail same store revenues underperformed the Prior Year, driven by a decrease in units sold, partially offset by higher pricing. We believe this underperformance reflects the same affordability pressures affecting new vehicle demand, as well as ongoing inventory supply constraints that limited available vehicle selection. We ended the Current Year with a U.S. used vehicle inventory supply of 32 days, one day higher than the Prior Year. Used vehicle wholesale same store revenues outperformed the Prior Year, driven by higher pricing, partially offset by fewer units sold.
Parts and service same store revenues outperformed the Prior Year, driven by increases in customer pay, warranty and wholesale revenues, partially offset by a decrease in collision revenues. Higher same store technician count resulted in an increase in customer pay repair orders, compared to the Prior Year, reflecting our continued technician recruiting and retention efforts and our greater capacity to meet increased demand. We continue to invest in incremental aftersales capacity through new dealership construction and expansion of existing facilities.
F&I same store revenues underperformed the Prior Year, primarily driven by lower same store new and used vehicle retail units sold, partially offset by higher penetration rates and income per contract on most of our products offered.
Gross Profit
Total gross profit in the U.S. during the Current Year decreased $98.0 million, or 7.0%, as compared to the Prior Year, driven by lower same store gross profit and the disposition of stores.
Total same store gross profit in the U.S. during the Current Year decreased $94.8 million, or 7.0%, as compared to the Prior Year, driven by decreases in new and used vehicle retail and F&I gross profit, partially offset by increases in used vehicle wholesale and parts and service gross profit.
New vehicle retail same store gross profit underperformed the Prior Year, driven by reduced inventory availability for certain brands, a decrease in gross profit per unit sold and a decline in same store new vehicle retail units sold. Vehicle affordability remains a concern for some consumers.
Used vehicle retail same store gross profit underperformed the Prior Year, primarily driven by lower same store gross profit per unit sold, coupled with a decrease in same store used vehicle retail units sold. Additionally, the limited availability of new vehicle inventory for certain brands reduced used vehicle availability, further impacting used vehicle retail units sold. Used vehicle wholesale same store gross profit outperformed the Prior Year, driven by an increase in same store gross profit per unit sold, partially offset by a decrease in same store units sold.
Parts and service same store gross profit outperformed the Prior Year, driven by increases in customer pay and warranty gross profit, partially offset by decreases in collision and wholesale gross profit. We believe this reflects both the benefit of the strategic decision to reduce our collision footprint in exchange for higher margin service business, and our focus on shop efficiency.
F&I same store gross profit underperformed the Prior Year, driven by lower same store new and used vehicle retail units sold, with similar gross profit per unit performance.
Total same store gross margin in the U.S. decreased 41 basis points for the Current Year as compared to the Prior Year.

SG&A Expenses
SG&A as a percentage of gross profit increased 59 basis points and increased 380 basis points on an as reported and same store basis, respectively, as compared to the Prior Year.
Total SG&A expenses in the U.S. during the Current Year decreased $56.5 million, or 6.1%, as compared to the Prior Year, primarily driven by an increase in gains recognized on disposal of assets of $40.6 million, coupled with a $24.8 million decrease in employee related costs resulting from reduced staffing as part of our cost-cutting measures and lower commission expenses associated with lower gross profit. Total same store SG&A expenses in the U.S. during the Current Year, decreased $14.2 million, or 1.6%, as compared to the Prior Year, primarily driven by a decrease in employee related costs as described above. These decreases were partially offset by the absence of CDK outage related credits recognized in the Prior Year that did not recur in the Current Year, as well as lower manufacturer advertising assistance as a result of decreases in units sold and higher third-party service fees.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$583.1	$602.5	$(19.4)	(3.2)%	$2.0	(3.6)%
Used vehicle retail sales	605.5	645.0	(39.5)	(6.1)%	3.1	(6.6)%
Used vehicle wholesale sales	63.8	77.3	(13.5)	(17.4)%	0.3	(17.8)%
Total used	669.3	722.2	(53.0)	(7.3)%	3.4	(7.8)%
Parts and service sales	161.3	162.8	(1.5)	(0.9)%	0.7	(1.3)%
F&I, net	38.0	38.8	(0.8)	(2.0)%	0.2	(2.4)%
Total revenues	$1,451.7	$1,526.4	$(74.7)	(4.9)%	$6.2	(5.3)%
Gross profit:
New vehicle retail sales	$47.9	$47.9	$—	—%	$—	—%
Used vehicle retail sales	25.6	27.8	(2.1)	(7.7)%	0.1	(8.2)%
Used vehicle wholesale sales	(3.2)	(2.0)	(1.2)	(59.7)%	—	(58.5)%
Total used	22.4	25.8	(3.3)	(12.9)%	0.1	(13.4)%
Parts and service sales	93.8	94.7	(0.9)	(0.9)%	0.3	(1.3)%
F&I, net	38.0	38.8	(0.8)	(2.0)%	0.2	(2.4)%
Total gross profit	$202.1	$207.1	$(5.0)	(2.4)%	$0.7	(2.7)%
Gross margin:
New vehicle retail sales	8.2%	7.9%	0.3%
Used vehicle retail sales	4.2%	4.3%	(0.1)%
Used vehicle wholesale sales	(5.0)%	(2.6)%	(2.4)%
Total used	3.4%	3.6%	(0.2)%
Parts and service sales	58.1%	58.1%	—%
Total gross margin	13.9%	13.6%	0.4%
Units sold:
Retail new vehicles sold	14,786	14,696	90	0.6%
Retail used vehicles sold	19,208	20,575	(1,367)	(6.6)%
Wholesale used vehicles sold	6,303	7,369	(1,066)	(14.5)%
Total used	25,511	27,944	(2,433)	(8.7)%
Average sales price per unit sold:
New vehicle retail	$49,235	$46,163	$3,072	6.7%	$168	6.3%
Used vehicle retail	$31,683	$31,444	$239	0.8%	$160	0.3%
Gross profit per unit sold:
New vehicle retail sales	$3,240	$3,259	$(19)	(0.6)%	$2	(0.7)%
Used vehicle retail sales	$1,335	$1,350	$(15)	(1.1)%	$8	(1.7)%
Used vehicle wholesale sales	$(508)	$(272)	$(236)	(86.7)%	$(4)	(85.3)%
Total used	$879	$922	$(42)	(4.6)%	$5	(5.1)%
F&I PRU	$1,118	$1,099	$18	1.7%	$5	1.2%
Other:
SG&A expenses	$179.2	$174.5	$4.6	2.7%	$0.8	2.2%
SG&A as % gross profit	88.7%	84.3%	4.4%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$559.2	$555.2	$4.0	0.7%	$2.0	0.4%
Used vehicle retail sales	592.7	593.1	(0.4)	(0.1)%	3.1	(0.6)%
Used vehicle wholesale sales	55.1	69.5	(14.4)	(20.7)%	0.3	(21.1)%
Total used	647.8	662.6	(14.8)	(2.2)%	3.4	(2.7)%
Parts and service sales	156.8	149.4	7.4	5.0%	0.7	4.5%
F&I, net	37.2	35.6	1.5	4.2%	0.2	3.8%
Total revenues	$1,401.0	$1,402.8	$(1.8)	(0.1)%	$6.2	(0.6)%
Gross profit:
New vehicle retail sales	$46.5	$44.4	$2.1	4.7%	$—	4.6%
Used vehicle retail sales	25.0	26.6	(1.6)	(5.9)%	0.1	(6.4)%
Used vehicle wholesale sales	(2.8)	(1.2)	(1.6)	(137.2)%	—	(134.4)%
Total used	22.2	25.4	(3.2)	(12.6)%	0.1	(13.0)%
Parts and service sales	91.0	87.6	3.4	3.9%	0.3	3.5%
F&I, net	37.2	35.6	1.5	4.2%	0.2	3.8%
Total gross profit	$196.9	$193.1	$3.8	2.0%	$0.7	1.6%
Gross margin:
New vehicle retail sales	8.3%	8.0%	0.3%
Used vehicle retail sales	4.2%	4.5%	(0.3)%
Used vehicle wholesale sales	(5.1)%	(1.7)%	(3.4)%
Total used	3.4%	3.8%	(0.4)%
Parts and service sales	58.0%	58.7%	(0.6)%
Total gross margin	14.1%	13.8%	0.3%
Units sold:
Retail new vehicles sold	14,262	13,721	541	3.9%
Retail used vehicles sold	18,847	19,103	(256)	(1.3)%
Wholesale used vehicles sold	6,020	6,719	(699)	(10.4)%
Total used	24,867	25,822	(955)	(3.7)%
Average sales price per unit sold:
New vehicle retail	$49,404	$45,837	$3,567	7.8%	$180	7.4%
Used vehicle retail	$31,614	$31,130	$484	1.6%	$164	1.0%
Gross profit per unit sold:
New vehicle retail sales	$3,263	$3,239	$24	0.7%	$3	0.6%
Used vehicle retail sales	$1,328	$1,392	$(64)	(4.6)%	$8	(5.1)%
Used vehicle wholesale sales	$(469)	$(177)	$(292)	NM	$(6)	NM
Total used	$893	$983	$(91)	(9.2)%	$5	(9.7)%
F&I PRU	$1,122	$1,086	$36	3.4%	$5	2.9%
Other:
SG&A expenses	$164.3	$158.8	$5.5	3.5%	$0.8	3.0%
SG&A as % gross profit	83.5%	82.2%	1.2%
NM – Not Meaningful

U.K. Segment — Three Months Ended June 30, 2026 Compared to 2025
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.372 at June 30, 2025, to £1 to $1.324 at June 30, 2026, or a decrease in the value of the GBP of 3.4%.
Revenues
Total revenues in the U.K. during the Current Quarter decreased $74.7 million, or 4.9%, as compared to the Prior Year Quarter, driven primarily by the impact of dealership dispositions.
Total same store revenues in the U.K. during the Current Quarter remained flat, as compared to the Prior Year Quarter, as increases in parts and service, new vehicle retail and F&I, net revenues were offset by a decline in used vehicle revenues. On a constant currency basis, same store revenues decreased 0.6%, reflecting growth in parts and service, F&I, net and new vehicle retail revenues, offset by a decline in used vehicle revenues.
New vehicle retail same store revenues increased 0.4% on a constant currency basis, as compared to the Prior Year Quarter. New vehicle retail units sold increased 3.9%, driven by higher volumes of retail agency unit sales. Because agency vehicle sales are recognized on a net basis, these units are included in retail volume metrics but excluded from the average selling price calculation, which increased 7.4% on a constant currency basis. The Current Quarter ended with a new vehicle inventory supply of 36 days, an increase of four days compared to the Prior Year Quarter.
Used vehicle retail same store revenues decreased 0.6% on a constant currency basis, as compared to the Prior Year Quarter, driven by a decrease in used vehicle units sold, partially offset by a constant currency increase in average selling price. The Current Quarter ended with a used vehicle inventory supply of 43 days, no change from the Prior Year Quarter. Used vehicle wholesale same store revenues decreased 21.1% on a constant currency basis, as compared to the Prior Year Quarter, primarily driven by a decrease in wholesale used vehicle units sold, as well as a decline in average wholesale values.
Parts and service same store revenues increased 4.5% on a constant currency basis, as compared to the Prior Year Quarter, driven by increases across all business lines, led by wholesale parts revenues. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, which also contributed to increased customer pay activity as compared to the Prior Year Quarter.
F&I, net same store revenues, increased 3.8% on a constant currency basis, as compared to the Prior Year Quarter, driven by higher income per contract from our retail finance fees, improved penetration rates on vehicle service contracts and higher new vehicle retail unit sales.
Gross Profit
Total gross profit in the U.K. during the Current Quarter decreased $5.0 million, or 2.4%, as compared to the Prior Year Quarter, driven primarily by the impact of dealership dispositions.
Total same store gross profit in the U.K. during the Current Quarter increased $3.8 million, or 2.0%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 1.6%, driven by increases in new vehicle retail, parts and service and F&I, net gross profit, partially offset by declines in used vehicle gross profit.
New vehicle retail same store gross profit increased 4.6% on a constant currency basis, as compared to the Prior Year Quarter, driven by an increase in retail units sold and a constant currency increase in gross profit per unit sold.
Used vehicle retail same store gross profit decreased 6.4% on a constant currency basis as compared to the Prior Year Quarter, driven by a decrease in gross profit per unit sold, as well as a decrease in retail units sold. Used vehicle wholesale same store gross profit declined as compared to the Prior Year Quarter, reflecting widened losses per unit sold on lower average wholesale values.
Parts and service same store gross profit, on a constant currency basis, increased as compared to the Prior Year Quarter, driven by the increase in parts and service same store revenues, as discussed above.
F&I same store gross profit, on a constant currency basis, increased as compared to the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 29 basis points, primarily driven by improvements in new vehicle retail gross margin, offset by declines in our other lines of business.

SG&A Expenses
SG&A as a percentage of gross profit increased by 438 and 121 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $4.6 million, or 2.7%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $5.5 million, or 3.5%, as compared to the Prior Year Quarter. Total same store SG&A expenses increased 3.0% on a constant currency basis, as compared to the Prior Year Quarter, driven primarily by higher facility, information technology and vehicle delivery costs and an unfavorable comparison to the Prior Year Quarter, which included a credit for auction rebates. These increases were partially offset by lower employee related costs resulting from reduced staffing as part of our cost-cutting measures.

Reported Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,293.5	$1,313.8	$(20.3)	(1.5)%	$41.3	(4.7)%
Used vehicle retail sales	1,262.9	1,256.0	6.8	0.5%	44.2	(3.0)%
Used vehicle wholesale sales	118.7	136.9	(18.2)	(13.3)%	3.7	(15.9)%
Total used	1,381.6	1,392.9	(11.4)	(0.8)%	47.8	(4.2)%
Parts and service sales	338.6	323.7	14.9	4.6%	12.1	0.9%
F&I, net	81.3	79.5	1.8	2.2%	2.8	(1.3)%
Total revenues	$3,094.9	$3,109.9	$(14.9)	(0.5)%	$103.9	(3.8)%
Gross profit:
New vehicle retail sales	$105.7	$106.9	$(1.2)	(1.1)%	$3.2	(4.1)%
Used vehicle retail sales	53.8	55.5	(1.7)	(3.1)%	2.0	(6.6)%
Used vehicle wholesale sales	(4.4)	(3.1)	(1.4)	(45.3)%	(0.1)	(40.8)%
Total used	49.4	52.5	(3.1)	(5.9)%	1.8	(9.4)%
Parts and service sales	196.3	185.1	11.2	6.0%	6.8	2.4%
F&I, net	81.3	79.5	1.8	2.2%	2.8	(1.3)%
Total gross profit	$432.7	$424.0	$8.7	2.0%	$14.6	(1.4)%
Gross margin:
New vehicle retail sales	8.2%	8.1%	—%
Used vehicle retail sales	4.3%	4.4%	(0.2)%
Used vehicle wholesale sales	(3.7)%	(2.2)%	(1.5)%
Total used	3.6%	3.8%	(0.2)%
Parts and service sales	58.0%	57.2%	0.8%
Total gross margin	14.0%	13.6%	0.3%
Units sold:
Retail new vehicles sold	32,518	32,960	(442)	(1.3)%
Retail used vehicles sold	40,096	41,580	(1,484)	(3.6)%
Wholesale used vehicles sold	11,837	13,506	(1,669)	(12.4)%
Total used	51,933	55,086	(3,153)	(5.7)%
Average sales price per unit sold:
New vehicle retail	$49,607	$45,327	$4,280	9.4%	$1,585	5.9%
Used vehicle retail	$31,656	$30,261	$1,394	4.6%	$1,108	0.9%
Gross profit per unit sold:
New vehicle retail sales	$3,251	$3,243	$8	0.2%	$99	(2.8)%
Used vehicle retail sales	$1,343	$1,336	$7	0.5%	$49	(3.2)%
Used vehicle wholesale sales	$(375)	$(226)	$(149)	(65.8)%	$(12)	(60.6)%
Total used	$951	$953	$(2)	(0.2)%	$35	(3.9)%
F&I PRU	$1,120	$1,067	$53	4.9%	$38	1.4%
Other:
SG&A expenses	$361.5	$344.3	$17.2	5.0%	$12.8	1.3%
SG&A as % gross profit	83.5%	81.2%	2.3%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,257.2	$1,225.6	$31.6	2.6%	$40.5	(0.7)%
Used vehicle retail sales	1,240.5	1,164.9	75.6	6.5%	43.8	2.7%
Used vehicle wholesale sales	106.2	122.6	(16.3)	(13.3)%	3.2	(16.0)%
Total used	1,346.7	1,287.4	59.3	4.6%	46.9	1.0%
Parts and service sales	329.8	298.5	31.3	10.5%	11.9	6.5%
F&I, net	80.0	73.7	6.2	8.5%	2.7	4.7%
Total revenues	$3,013.8	$2,885.3	$128.5	4.5%	$102.1	0.9%
Gross profit:
New vehicle retail sales	$103.3	$99.8	$3.4	3.4%	$3.2	0.3%
Used vehicle retail sales	52.8	51.9	0.9	1.7%	1.9	(1.9)%
Used vehicle wholesale sales	(3.7)	(1.6)	(2.2)	(136.4)%	(0.1)	(129.6)%
Total used	49.1	50.3	(1.3)	(2.5)%	1.8	(6.0)%
Parts and service sales	191.4	171.5	19.9	11.6%	6.6	7.7%
F&I, net	80.0	73.7	6.2	8.5%	2.7	4.7%
Total gross profit	$423.7	$395.4	$28.3	7.1%	$14.3	3.5%
Gross margin:
New vehicle retail sales	8.2%	8.1%	0.1%
Used vehicle retail sales	4.3%	4.5%	(0.2)%
Used vehicle wholesale sales	(3.5)%	(1.3)%	(2.2)%
Total used	3.6%	3.9%	(0.3)%
Parts and service sales	58.0%	57.5%	0.6%
Total gross margin	14.1%	13.7%	0.4%
Units sold:
Retail new vehicles sold	31,670	30,756	914	3.0%
Retail used vehicles sold	39,391	38,692	699	1.8%
Wholesale used vehicles sold	11,353	12,204	(851)	(7.0)%
Total used	50,744	50,896	(152)	(0.3)%
Average sales price per unit sold:
New vehicle retail	$49,842	$45,434	$4,407	9.7%	$1,609	6.2%
Used vehicle retail	$31,654	$30,153	$1,501	5.0%	$1,118	1.3%
Gross profit per unit sold:
New vehicle retail sales	$3,260	$3,246	$15	0.4%	$100	(2.6)%
Used vehicle retail sales	$1,341	$1,342	$(1)	(0.1)%	$48	(3.7)%
Used vehicle wholesale sales	$(328)	$(129)	$(199)	NM	$(9)	(146.9)%
Total used	$967	$989	$(22)	(2.2)%	$35	(5.8)%
F&I PRU	$1,126	$1,062	$64	6.0%	$39	2.4%
Other:
SG&A expenses	$338.9	$315.5	$23.5	7.4%	$12.2	3.6%
SG&A as % gross profit	80.0%	79.8%	0.2%
NM – Not Meaningful

U.K. Segment — Six Months Ended June 30, 2026 Compared to 2025
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.372 at June 30, 2025, to £1 to $1.324 at June 30, 2026, or a decrease in the value of the GBP of 3.4%.
Revenues
Total revenues in the U.K. during the Current Year decreased $14.9 million, or 0.5%, as compared to the Prior Year, driven by the net impact of dispositions, partially offset by higher same store revenues and favorable foreign currency translation.
Total same store revenues in the U.K. during the Current Year increased $128.5 million, or 4.5%, as compared to the Prior Year, driven by outperformances across nearly all lines of business, led by used vehicle retail, new vehicle retail, parts and service and F&I, net, partially offset by a decline in used vehicle wholesale.
New vehicle retail same store revenues decreased 0.7% on a constant currency basis, as compared to the Prior Year. The decrease occurred despite increases in both unit sales and average selling prices, reflecting a higher mix of agency vehicle sales. The Current Year ended with a U.K. new vehicle inventory supply of 36 days, an increase of four days compared to the Prior Year.
Used vehicle retail same store revenues increased 2.7% on a constant currency basis, as compared to the Prior Year, driven by increases in both unit sales and average selling prices. The Current Year ended with a U.K. used vehicle inventory supply of 43 days, no change compared to the Prior Year. Used vehicle wholesale same store revenues decreased 16.0% on a constant currency basis, as compared to the Prior Year, primarily driven by a decrease in wholesale used vehicle units sold, as well as a decline in average wholesale values.
Parts and service same store revenues increased 6.5% on a constant currency basis, as compared to the Prior Year, driven by increases across all business lines, led by wholesale parts revenues. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers. In addition, we expanded Saturday appointment availability and implemented more competitive service fee pricing to drive customer pay business, which together contributed to an increase in customer service activity as compared to the Prior Year.
F&I, net same store revenues increased 4.7% on a constant currency basis, as compared to the Prior Year, driven by higher income per contract from our retail finance fees, improved penetration rates on vehicle service contracts and higher new and used vehicle retail unit sales.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $8.7 million, or 2.0%, as compared to the Prior Year, driven by improved same store performance, partially offset by the net impact of dispositions.
Total same store gross profit in the U.K. during the Current Year increased $28.3 million, or 7.1%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 3.5%, driven by increases in parts and service, F&I and new vehicle retail gross profit, partially offset by declines in used vehicle gross profit.
New vehicle retail same store gross profit was relatively flat, increasing 0.3% on a constant currency basis, as compared to the Prior Year, as an increase in retail units sold was largely offset by lower gross profit per unit sold. Vehicle affordability pressures continue to impact new vehicle margins.
Used vehicle retail same store gross profit decreased 1.9% on a constant currency basis, as compared to the Prior Year, driven by a decline in gross profit per unit sold, partially offset by an increase in retail units sold.
Parts and service same store gross profit increased on a constant currency basis, as compared to the Prior Year, driven by the increase in parts and service same store revenues, as discussed above.
F&I same store gross profit increased on a constant currency basis, as compared to the Prior Year, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 35 basis points, primarily driven by improvement in parts and service gross margin, partially offset by declines in used vehicle retail and used vehicle wholesale gross margins.

SG&A Expenses
Total SG&A expenses in the U.K. during the Current Year increased $17.2 million, or 5.0%, as compared to the Prior Year. Total same store SG&A expenses in the U.K. during the Current Year increased $23.5 million, or 7.4%, as compared to the Prior Year. Total same store SG&A expenses increased 3.6% on a constant currency basis, as compared to the Prior Year, driven by higher employee-related, information technology and facility costs and an unfavorable comparison to the Prior Year, which included a credit for auction rebates. These increases were partially offset by lower third-party and professional service fees, as a result of our cost-cutting measures.
Consolidated Selected Comparisons — Three and Six Months Ended Compared to 2025
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$30.9	$28.7	$2.2	7.6%
Restructuring charges	$2.1	$7.6	$(5.5)	(72.3)%
Floorplan interest expense	$22.0	$26.4	$(4.4)	(16.7)%
Other interest expense, net	$46.7	$42.7	$4.0	9.3%
Provision for income taxes	$31.4	$44.0	$(12.6)	(28.7)%

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$62.1	$58.0	$4.1	7.0%
Restructuring Charges	$3.1	$18.7	$(15.6)	(83.3)%
Floorplan interest expense	$45.3	$53.3	$(8.0)	(15.0)%
Other interest expense, net	$95.5	$82.5	$13.0	15.8%
Provision for income taxes	$72.0	$83.8	$(11.8)	(14.1)%
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
Restructuring Charges
Total restructuring charges during the Current Quarter decreased $5.5 million or 72.3% as compared to the Prior Year Quarter. For the Current Year, restructuring charges decreased $15.6 million or 83.3% as compared to the Prior Year. The decrease in restructuring charges was primarily driven by the completion of the 2024 Restructuring Plan in the Prior Year and the near completion of the 2025 Restructuring Plan in the Current Year. Restructuring charges consist of planned workforce realignment, strategic closing of certain facilities and systems integrations, among other efforts to increase operational efficiency and profitability.
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
Total floorplan interest expense during the Current Quarter decreased $4.4 million, or 16.7%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense decreased $8.0 million, or 15.0%, as compared to the Prior Year. The decrease in floorplan interest expense during the Current Quarter and Current Year was driven by lower used vehicle inventories and reduced floorplan interest rates, along with higher floorplan offset interest income resulting from increased balances in offset accounts. This is partially offset by a decrease in interest income from interest rate swaps due to a floorplan swap that expired during the Current Year.

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
Other interest expense, net during the Current Quarter, increased $4.0 million, or 9.3%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $13.0 million, or 15.8%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year was primarily attributable to interest expense associated with the Acquisition Line, partially offset by a decrease in interest expense associated with other debt and a decrease in interest income from interest rate swaps due to certain mortgage swaps that expired during the Current Year. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes of $31.4 million during the Current Quarter decreased by $12.6 million, or 28.7%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $72.0 million decreased by $11.8 million, or 14.1%, as compared to the Prior Year. The decrease in tax expense in the Current Quarter and Current Year, as compared to the Prior Year Quarter and Prior Year, was primarily due to lower pre-tax income. Our Current Quarter and Current Year effective tax rate of 23.4% and 23.6% were lower than our Prior Year Quarter’s and Prior Year’s effective tax rate of 24.0% and 23.8%, primarily due to lower pre-tax income and tax benefits from dispositions in the Current Quarter and the Current Year.
We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our U.S. Floorplan Line, FMCC Facility and GM Financial Facility levels (refer to Note 10. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. We anticipate we will generate sufficient cash flows from operations, coupled with cash on hand and available borrowing capacity under our credit facilities, to fund our working capital requirements, service our debt and meet any other recurring operating expenditures.
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

June 30, 2026
Cash and cash equivalents	$164.5
Floorplan offset accounts	157.5
Available capacity under Acquisition Line	362.1
Total liquidity	$684.2
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
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$155.0	$410.3
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	50.0	(58.0)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	5.6	(2.0)
Adjusted net cash provided by operating activities	$210.6	$350.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	$22.2	$(371.3)
Change in cash paid for acquisitions, associated with Floorplan notes payable	11.3	26.8
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(90.3)	(18.2)
Adjusted net cash used in investing activities	$(56.8)	$(362.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(44.6)	$(27.2)
Change in Floorplan notes payable, excluding floorplan offset	23.4	51.2
Adjusted net cash (used in) provided by financing activities	$(21.2)	$24.1
Sources and Uses of Liquidity from Operating Activities — Six Months Ended June 30, 2026 Compared to 2025
For the Current Year, net cash provided by operating activities decreased by $255.4 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $139.9 million. The decrease on an adjusted basis was primarily driven by a $159.4 million increase in inventories, a $35.1 million decrease in net income and a $31.3 million increase in non-cash gains from the disposition of assets, partially offset by a $93.9 million increase in floorplan notes payable – manufacturer affiliates.
Sources and Uses of Liquidity from Investing Activities — Six Months Ended June 30, 2026 Compared to 2025
For the Current Year, net cash provided by investing activities increased by $393.5 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $305.8 million, primarily due to a $222.1 million increase in proceeds from the disposition of franchises and property and equipment, as well as an $85.3 million decrease in acquisition activity.
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
For the Current Year, $126.8 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Six Months Ended June 30, 2026 Compared to 2025
For the Current Year, net cash used in financing activities increased by $17.4 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in financing activities increased by $45.3 million. The increase in net cash used in financing activities on an adjusted basis was primarily driven by a $470.1 million increase in net repayments on the Acquisition Line and a $58.0 million increase in net repayments on other debt. This increase was partially offset by an increase in net borrowings on our U.S. Floorplan Line of $379.6 million (representing the net cash activity in our floorplan offset account) and a $94.9 million decrease in repurchases of common stock.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of June 30, 2026 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,750.0	$1,224.8	$525.2
Acquisition Line (2)	1,750.0	821.3	362.1
Total revolving credit facility	3,500.0	2,046.1	887.3
FMCC Facility (3)	200.0	176.2	23.8
GM Financial Facility (4)	376.7	209.4	167.3
Total U.S. credit facilities (5)	$4,076.7	$2,431.7	$1,078.4
(1) The available balance at June 30, 2026, includes $157.5 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $821.3 million is related to outstanding letters of credit of $12.3 million and $809.0 million in USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3) The available balance at June 30, 2026, includes no immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The available balance at June 30, 2026, includes no immediately available funds. The remaining available balance can be used for General Motors new and loaner vehicle inventory financing.
(5) The outstanding balance excludes $570.8 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and loaner vehicle financing not associated with any of our U.S. credit facilities.
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
As of June 30, 2026, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of June 30, 2026
	Required	Actual
Total adjusted leverage ratio	< 5.75	3.30
Fixed charge coverage ratio	> 1.20	2.84
Based on our position as of June 30, 2026, and our outlook as discussed within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of June 30, 2026.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit and at a prescribed cost limit per share. On November 11, 2025, our Board of Directors increased the share repurchase authorization to $500.0 million. For the Current Year, 205,190 shares were repurchased, at an average price of $353.08 per share, for a total of $72.4 million, excluding excise taxes of $0.5 million. As of June 30, 2026, we had $306.3 million available under our current share repurchase authorization.
During the Current Year, our Board of Directors approved an increase in the 2026 annual dividend rate to $2.20 per share, which represents an increase of 10%, or $0.20, as compared to the 2025 annual dividend rate of $2.00 per share. Consistent with this increase, a quarterly cash dividend of $0.55 per share on all shares of our common stock was approved, which resulted in $13.0 million paid to common shareholders and $0.1 million to unvested restricted stock award holders.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the Current Quarter, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2026, we had $306.3 million available under our current share repurchase authorization. Our share repurchase authorization does not have an expiration date. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
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
Fifth Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 12, 2026 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 15, 2026)

3.2	—	Sixth Amended and Restated Bylaws of Group 1 Automotive, Inc. effective May 12, 2026 (incorporated by reference to Exhibit 3.2 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 15, 2026)
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	July 30, 2026	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer