Form 10-Q
period 2026-09-30
GROUP 1 AUTOMOTIVE INC
filed 2026-10-29
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	GPI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	☐	Accelerated filer

Non-accelerated filer	☐	☐	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 23, 2026, the registrant had 11,947,308 shares of common stock outstanding.

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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include, but are not limited to, statements concerning: our strategy and future operating performance, our ability to achieve anticipated savings from cost reduction and restructuring initiatives; our ability to obtain desirable new and used vehicle inventory and parts and materials for our service operations, including in light of supply constraints, resulting from armed conflicts in Ukraine and the Middle East (including that between the U.S. and Iran), and increased costs for items such as synthetic motor oils; our liquidity, indebtedness and interest expense, and the availability and cost of financing, including consumer credit, the level of manufacturer incentives and our relationships with our manufacturers; capital allocation, including share repurchases and dividends; acquisitions and divestitures, including manufacturer approval, timing and completion, and the integration of the Hennessy Acquisition and realization of its anticipated operational, financial and strategic benefits; potential impairment of goodwill and intangible franchise rights; the Stockholder Agreement and the actions of our significant stockholders; cyberattacks or other privacy or data security incidents, including those affecting our vendors’ systems; business trends in the retail automotive industry; legislative, regulatory and policy changes including (i) battery EV mandates and vehicle emissions standards in the U.K. and their impact on new vehicle demand, (ii) U.S. global trade policy (including tariffs on imported automobiles and on parts and materials, retaliatory tariffs and litigation and refund claims related to invalidated tariffs), and (iii) changes to U.S. federal tax laws, including deductions affecting the domestic auto industry and the availability of clean energy tax credits for EV production and sales; and general economic conditions in the U.S. and the U.K., including inflation, interest and foreign exchange rates, vehicle affordability and consumer demand. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are based on the Company’s current expectations, assumptions and beliefs as of the date of this Form 10-Q concerning future developments and their potential effect on the Company and are not guarantees of future performance. While management believes these statements are reasonable, there can be no assurance that future developments affecting the Company will be those described above. These forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those expressed or implied, including, but not limited to, the risks set forth in Part II, Item 1A. Risk Factors of this Form 10-Q and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company expressly disclaims any duty to update or publicly revise any such statements, whether as a result of new information, new developments or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$881.5	$32.5
Contracts-in-transit and vehicle receivables, net	280.5	326.4
Accounts and notes receivable, net	295.2	308.4
Inventories	2,573.5	2,741.3
Prepaid expenses	39.1	65.3
Other current assets	49.1	17.4
Current assets classified as held for sale	396.9	171.4
TOTAL CURRENT ASSETS	4,515.8	3,662.6
Property and equipment, net of accumulated depreciation of $785.3 and $746.3, respectively	2,996.2	3,137.4
Operating lease assets	241.0	276.0
Goodwill	1,999.2	2,204.9
Intangible franchise rights	906.1	933.8
Other long-term assets	126.8	135.1
TOTAL ASSETS	$10,785.1	$10,349.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $153.0 and $504.2, respectively	$1,356.6	$1,083.5
Floorplan notes payable — manufacturer affiliates	767.3	832.3
Current maturities of long-term debt	261.8	259.0
Current operating lease liabilities	24.8	25.1
Accounts payable	600.6	732.8
Accrued expenses and other current liabilities	404.8	432.0
Current liabilities classified as held for sale	—	38.5
TOTAL CURRENT LIABILITIES	3,415.8	3,403.1
Long-term debt	3,624.4	3,440.5
Long-term operating lease liabilities	192.9	229.9
Deferred income taxes	332.6	331.1
Other long-term liabilities	153.9	155.8
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,911,604 and 24,941,249 shares issued, respectively	0.2	0.2
Additional paid-in capital	408.0	388.5
Retained earnings	4,738.5	4,421.9
Accumulated other comprehensive income (loss)	26.3	31.6
Treasury stock, at cost; 12,964,332 and 12,897,840 shares, respectively	(2,107.7)	(2,053.2)
TOTAL STOCKHOLDERS’ EQUITY	3,065.4	2,789.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,785.1	$10,349.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
New vehicle retail sales	$2,665.1	$2,807.4	$7,833.6	$8,222.8
Used vehicle retail sales	1,691.1	1,852.1	5,184.3	5,455.7
Used vehicle wholesale sales	124.0	148.4	424.9	463.8
Parts and service sales	700.7	733.9	2,097.5	2,144.4
Finance, insurance and other, net	215.8	240.9	648.5	704.8
Total revenues	5,396.7	5,782.7	16,188.8	16,991.5
COST OF SALES:
New vehicle retail sales	2,495.3	2,621.3	7,317.5	7,648.7
Used vehicle retail sales	1,611.2	1,766.8	4,934.8	5,180.4
Used vehicle wholesale sales	126.7	148.7	426.9	462.0
Parts and service sales	308.7	326.3	916.5	953.0
Total cost of sales	4,541.9	4,863.0	13,595.6	14,244.1
GROSS PROFIT	854.8	919.7	2,593.2	2,747.4
Selling, general and administrative expenses	618.2	654.9	1,842.2	1,918.2
Depreciation and amortization expense	31.2	31.6	93.3	89.6
Asset impairments	7.0	123.9	10.5	124.6
Restructuring charges	0.1	1.6	3.2	20.3
Other operating income	(2.3)	—	(2.3)	—
INCOME FROM OPERATIONS	200.7	107.8	646.3	594.7
Floorplan interest expense	21.0	23.7	66.3	77.0
Other interest expense, net	48.1	48.0	143.6	130.4
Other income	—	—	—	(0.2)
INCOME BEFORE INCOME TAXES	131.5	36.2	436.4	387.5
Provision for income taxes	28.7	23.0	100.7	106.8
Net income from continuing operations	102.9	13.1	335.7	280.7
Net income (loss) from discontinued operations	—	(0.2)	0.7	0.9
NET INCOME	$102.9	$13.0	$336.4	$281.6
BASIC EARNINGS PER SHARE:
Continuing operations	$8.60	$1.02	$28.09	$21.55
Discontinued operations	—	(0.01)	0.06	0.07
Total	$8.61	$1.00	$28.14	$21.61
DILUTED EARNINGS PER SHARE:
Continuing operations	$8.59	$1.02	$28.03	$21.50
Discontinued operations	—	(0.01)	0.06	0.07
Total	$8.59	$1.00	$28.09	$21.57
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11.8	12.8	11.8	12.9
Diluted	11.9	12.8	11.9	12.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$102.9	$13.0	$336.4	$281.6
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	0.8	(15.0)	(8.6)	54.8
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(2.4), $(0.2), $(4.4) and $1.9, respectively	7.7	0.8	14.1	(6.0)
Reclassification adjustment for gain included in interest expense, net of tax provision of $(1.0), $(1.6), $(3.2) and $(4.9), respectively	(3.1)	(5.2)	(10.2)	(15.5)
Reclassification related to de-designated interest rate swaps, net of tax provision of $—, $—, $(0.2) and $—, respectively	—	—	(0.6)	—
Unrealized gain (loss) on interest rate risk management activities, net of tax	4.6	(4.4)	3.3	(21.5)
OTHER COMPREHENSIVE INCOME (LOSS)	5.4	(19.4)	(5.3)	33.3
COMPREHENSIVE INCOME (LOSS)	$108.3	$(6.5)	$331.1	$314.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2026	24,922,415	$0.2	$401.5	$4,642.3	$20.9	$(2,112.8)	$2,952.2
Net income	—	—	—	102.9	—	—	102.9
Other comprehensive income, net of taxes	—	—	—	—	5.4	—	5.4
Net issuance of treasury shares to stock compensation plans	(10,811)	—	0.4	—	—	5.0	5.4
Stock-based compensation	—	—	6.1	—	—	—	6.1
Dividends declared ($0.55 per share)	—	—	—	(6.6)	—	—	(6.6)
BALANCE, SEPTEMBER 30, 2026	24,911,604	$0.2	$408.0	$4,738.5	$26.3	$(2,107.7)	$3,065.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2025	24,941,249	$0.2	$388.5	$4,421.9	$31.6	$(2,053.2)	$2,789.1
Net income	—	—	—	336.4	—	—	336.4
Other comprehensive loss, net of taxes	—	—	—	—	(5.3)	—	(5.3)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(73.0)	(73.0)
Net issuance of treasury shares to stock compensation plans	(29,645)	—	(5.4)	—	—	18.4	13.0
Stock-based compensation	—	—	24.9	—	—	—	24.9
Dividends declared ($1.65 per share)	—	—	—	(19.8)	—	—	(19.8)
BALANCE, SEPTEMBER 30, 2026	24,911,604	$0.2	$408.0	$4,738.5	$26.3	$(2,107.7)	$3,065.4
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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$336.4	$281.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.3	89.6
Change in operating lease assets	22.5	22.9
Deferred income taxes	3.4	20.9
Asset impairments	10.5	129.1
Stock-based compensation	24.9	22.5
Amortization of debt discount and issuance costs	4.1	4.0
Gain on disposition of assets	(42.4)	(9.4)
Unrealized (gain) loss on derivative instruments	(0.7)	1.1
Other	0.7	(0.7)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(145.3)	(24.5)
Accounts and notes receivable	13.0	(1.9)
Inventories	46.2	16.4
Contracts-in-transit and vehicle receivables	43.7	28.5
Prepaid expenses and other assets	19.0	(2.1)
Floorplan notes payable — manufacturer affiliates	(62.8)	10.4
Deferred revenues	(2.5)	(0.9)
Operating lease liabilities	(21.9)	(22.3)
Net cash provided by operating activities	342.0	565.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $11.3 and $51.2, respectively	(219.6)	(546.3)
Proceeds from disposition of franchises, property and equipment	481.8	81.4
Purchases of property and equipment	(167.1)	(192.2)
Escrow payments for acquisitions	(10.0)	(1.9)
Other	(1.8)	(0.2)
Net cash provided by (used in) investing activities	83.3	(659.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	12,669.1	11,379.6
Repayments on credit facility — floorplan line and other	(12,393.1)	(11,526.5)
Borrowings on credit facility — acquisition line	1,133.6	1,349.9
Repayments on credit facility — acquisition line	(2,097.4)	(734.6)
Debt issuance costs	(17.1)	(7.2)
Borrowings of senior notes	1,250.0	—
Borrowings on other debt	270.7	66.2
Principal payments on other debt	(312.4)	(186.3)
Proceeds from employee stock purchase plan	20.9	23.5
Payments of tax withholding for stock-based compensation	(7.9)	(10.8)
Repurchases of common stock, amounts based on settlement date	(72.4)	(249.8)
Dividends paid	(19.7)	(19.5)
Net cash provided by financing activities	424.3	84.5
Effect of exchange rate changes on cash	(0.6)	5.7
Net increase (decrease) in cash and cash equivalents	849.0	(3.6)
CASH AND CASH EQUIVALENTS, beginning of period	32.5	34.4
CASH AND CASH EQUIVALENTS, end of period	$881.5	$30.8
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU is intended to simplify and clarify hedge accounting under Accounting Standards Codification 815 and improves the alignment of hedge results with risk-management activities. The standard will be effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company does not expect that the adoption of the provisions of the ASU will have a material impact on its consolidated financial statements.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,050.5	$614.7	$2,665.1	$5,925.5	$1,908.2	$7,833.6
Used vehicle retail sales	1,146.8	544.2	1,691.1	3,377.2	1,807.1	5,184.3
Used vehicle wholesale sales	74.3	49.6	124.0	256.6	168.4	424.9
Total new and used vehicle sales	3,271.6	1,208.6	4,480.2	9,559.2	3,883.6	13,442.8
Parts and service sales (1)	538.4	162.3	700.7	1,596.6	500.9	2,097.5
Finance, insurance and other, net (2)	181.0	34.8	215.8	532.4	116.1	648.5
Total revenues	$3,991.1	$1,405.6	$5,396.7	$11,688.3	$4,500.6	$16,188.8

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,187.0	$620.4	$2,807.4	$6,288.7	$1,934.1	$8,222.8
Used vehicle retail sales	1,230.4	621.8	1,852.1	3,577.9	1,877.8	5,455.7
Used vehicle wholesale sales	90.9	57.5	148.4	269.4	194.4	463.8
Total new and used vehicle sales	3,508.3	1,299.6	4,807.9	10,136.0	4,006.3	14,142.3
Parts and service sales (1)	567.6	166.3	733.9	1,654.4	490.0	2,144.4
Finance, insurance and other, net (2)	202.1	38.8	240.9	586.5	118.3	704.8
Total revenues	$4,277.9	$1,504.8	$5,782.7	$12,376.9	$4,614.6	$16,991.5
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $7.3 million and $8.5 million during the three months ended September 30, 2026 and 2025, respectively, and $13.1 million and $23.9 million during the nine months ended September 30, 2026 and 2025, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
The Company accounts for business combinations under the acquisition method of accounting, wherein the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the nine months ended September 30, 2026, the Company acquired four dealerships in the U.S., including two Toyota dealerships and two Honda dealerships. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $219.0 million. The Company divested one Honda and one Toyota dealership during the three months ended September 30, 2026, for aggregate proceeds of $90.8 million. Goodwill associated with the retained dealerships totaled $54.4 million.
During the nine months ended September 30, 2026, the Company acquired three dealerships in the U.K., including two Volkswagen dealerships and one Skoda dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $0.6 million. There was no goodwill associated with the acquisitions.
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
During the nine months ended September 30, 2025, the Company acquired four dealerships in the U.S., including one Lexus dealership, one Acura dealership and two Mercedes-Benz dealerships. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $531.7 million. Goodwill associated with the acquisitions totaled $250.6 million.
During the nine months ended September 30, 2025, the Company acquired four dealerships in the U.K., including three Toyota dealerships and one Lexus dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $16.4 million. Goodwill associated with the acquisitions totaled $2.4 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
On July 30, 2026, the Company entered into a Purchase and Sale Agreement (as amended, the “Purchase Agreement”) to acquire all of the assets (other than certain excluded assets) relating to the operation of 10 automobile dealerships and one collision center located in the Greater Atlanta, Georgia market, together with certain related real estate and leasehold interests (the “Hennessy Acquisition”). On October 19, 2026, the Company completed the Hennessy Acquisition. The aggregate consideration paid by the Company was approximately $1.3 billion, subject to customary post-closing adjustments. The Hennessy Acquisition was funded with the net proceeds from the Company’s September 22, 2026 private placement of $625.0 million in aggregate principal amount of 6.250% Senior Notes due February 2032 (“6.250% Senior Notes”) and $625.0 million in aggregate principal amount of 6.625% Senior Notes due February 2035 (“6.625% Senior Notes”), together with cash on hand.
At the closing, $80.0 million of the purchase price was deposited into an indemnity escrow account to secure Hennessy’s post-closing indemnification obligations under the Purchase Agreement, with 25% to be released to Hennessy three months after the closing, an additional 25% to be released nine months after the closing and the remainder to be released 18 months after the closing, in each case subject to pending claims, if any.
The Hennessy Acquisition will be accounted for as a business combination. The Hennessy Acquisition closed just prior to the issuance of these Condensed Consolidated Financial Statements, thus the initial accounting for the combination, including the allocation of the purchase price to the assets acquired and limited liabilities assumed, the amount of goodwill and the relevant pro forma information was incomplete as of the date of this Form 10-Q. Refer to Note 9. Debt for additional information regarding the 6.250% Senior Notes and 6.625% Senior Notes issuance.
Dispositions
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2026, the Company recorded a net pre-tax gain totaling $44.2 million related to the disposition of four dealerships in the U.S. The dispositions reduced goodwill by $109.4 million.
During the nine months ended September 30, 2026, the Company recorded a net pre-tax loss totaling $8.1 million related to the disposition of eight dealerships in the U.K. The dispositions reduced goodwill by $8.8 million.
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
During the three months ended September 30, 2026, the Company executed agreements to dispose of seven U.S. dealerships and related real estate. As a result, the related assets and liabilities of these dealerships, including the related real estate assets, were classified as assets held for sale as of September 30, 2026. No impairment loss was recognized on the transfer of these dealerships to assets held for sale during the period. Subsequent to September 30, 2026, the Company completed the disposition of three of these dealerships for proceeds of approximately $235 million.
The following table presents the carrying amounts of the major classes of assets held for sale in the U.S. segment that were included in the Condensed Consolidated Balance Sheet as of September 30, 2026.

Assets held for sale (in millions)	September 30, 2026
Inventories	$67.6
Property and equipment	114.5
Goodwill	174.5
Intangible franchise rights	40.3
Total current assets classified as held for sale	$396.9

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
During the three months ended September 30, 2025, the Company elected to terminate franchise agreements associated with 10 JLR dealerships in the U.K. and provided JLR formal notice of termination, effective August 2027. Subsequent to the notice of termination, the Company disposed of four JLR dealerships and closed one JLR site. During the three months ended September 30, 2026, the Company reached an agreement with JLR to retain and operate the remaining five JLR dealerships it had previously elected to terminate.
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
The components of total restructuring charges were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract termination costs	$—	$—	$—	$4.1
Facility closure costs	—	0.2	0.6	3.6
Employee related costs	0.1	0.9	3.1	8.4
Asset impairments	—	0.3	—	4.0
Systems integration costs	—	0.2	—	0.2
Total restructuring charges	$0.1	$1.6	$3.6	$20.3
Charges associated with Restructuring Plans are included within Restructuring charges on the Condensed Consolidated Statements of Operations. As of September 30, 2026, the Company has incurred $11.7 million of restructuring charges related to the 2025 Restructuring Plan since the commencement of the plan.
The following table presents the changes in restructuring related liabilities (in millions):

	2025 Restructuring Plan	2024 Restructuring Plan
December 31, 2025	$0.4	$5.2
Charges incurred	3.6	—
Cash payments	(3.5)	(2.0)
Adjustments	—	(0.4)
September 30, 2026	$0.6	$2.8
Liabilities associated with restructuring charges are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
5. SEGMENT INFORMATION
As of September 30, 2026, the Company had two operating and reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews to analyze performance and allocate resources to the U.S. and U.K. geographic areas. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The CODM predominantly uses the metric of income before income taxes in making decisions about the allocation of operating and capital resources to each segment, evaluating annual budget and forecast, as well as determining compensation for certain employees.
Selected reportable segment data for continuing operations were as follows (in millions). All intercompany balances and transactions have been eliminated in consolidation.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,991.1	$1,405.6	$5,396.7	$11,688.3	$4,500.6	$16,188.8
Cost of sales	$3,333.4	$1,208.5	$4,541.9	$9,724.9	$3,870.7	$13,595.6
SG&A expenses	$452.1	$166.0	$618.2	$1,314.7	$527.6	$1,842.2
Depreciation and amortization expense	$23.6	$7.6	$31.2	$71.0	$22.3	$93.3
Asset impairments	$7.0	$—	$7.0	$8.9	$1.6	$10.5
Restructuring charges	$—	$0.1	$0.1	$—	$3.2	$3.2
Other operating income	$—	$(2.3)	$(2.3)	$—	$(2.3)	$(2.3)
Floorplan interest expense	$14.8	$6.2	$21.0	$45.8	$20.6	$66.3
Other interest expense, net	$42.7	$5.5	$48.1	$126.3	$17.3	$143.6
Income before income taxes	$117.5	$14.0	$131.5	$396.8	$39.6	$436.4
Capital expenditures:
Real estate related capital expenditures	$0.9	$—	$0.9	$12.5	$23.4	$35.9
Non-real estate related capital expenditures	30.6	8.8	39.4	110.2	21.0	131.2
Total capital expenditures	$31.5	$8.8	$40.3	$122.7	$44.4	$167.1

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$4,277.9	$1,504.8	$5,782.7	$12,376.9	$4,614.6	$16,991.5
Cost of sales	$3,562.9	$1,300.0	$4,863.0	$10,258.2	$3,985.9	$14,244.1
SG&A expenses	$481.2	$173.7	$654.9	$1,400.2	$518.1	$1,918.2
Depreciation and amortization expense	$23.8	$7.8	$31.6	$67.0	$22.6	$89.6
Asset impairments	$—	$123.9	$123.9	$(1.9)	$126.5	$124.6
Restructuring charges	$—	$1.6	$1.6	$—	$20.3	$20.3
Floorplan interest expense	$17.1	$6.6	$23.7	$57.9	$19.1	$77.0
Other interest expense, net	$40.8	$7.2	$48.0	$108.0	$22.5	$130.4
Other segment items (1)	$—	$—	$—	$(0.2)	$—	$(0.2)
Income (loss) before income taxes	$152.2	$(116.0)	$36.2	$487.9	$(100.3)	$387.5
Capital expenditures:
Real estate related capital expenditures	$10.0	$—	$10.0	$42.5	$—	$42.5
Non-real estate related capital expenditures	48.2	10.1	58.2	127.5	22.1	149.6
Total capital expenditures	$58.2	$10.1	$68.2	$170.1	$22.1	$192.2
(1) Other segment items primarily relate to currency translation.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	September 30, 2026
	U.S.	U.K.	Total
Property and equipment, net	$2,342.0	$654.2	$2,996.2
Total assets (1)	$8,756.7	$2,005.3	$10,762.1

	December 31, 2025
	U.S.	U.K.	Total
Property and equipment, net	$2,423.9	$713.5	$3,137.4
Total assets (1)	$8,146.3	$2,183.0	$10,329.3
(1) Total assets for reportable segments exclude the total assets related to discontinued operations. The assets related to discontinued operations were immaterial as of September 30, 2026 and December 31, 2025.
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
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average basic common shares outstanding	11,849,571	12,766,975	11,840,794	12,879,200
Dilutive effect of stock-based awards and employee stock purchases	24,233	26,986	23,939	26,418
Weighted average dilutive common shares outstanding	11,873,804	12,793,961	11,864,733	12,905,618
Basic:
Net income	$102.9	$13.0	$336.4	$281.6
Less: Earnings allocated to participating securities from continuing operations	0.9	0.1	3.2	3.2
Less: Earnings allocated to participating securities to discontinued operations	—	—	—	—
Net income available to basic common shares	$102.0	$12.8	$333.2	$278.4
Basic earnings per common share	$8.61	$1.00	$28.14	$21.61
Diluted:
Net income	$102.9	$13.0	$336.4	$281.6
Less: Earnings allocated to participating securities from continuing operations	0.9	0.1	3.2	3.2
Less: Earnings allocated to participating securities to discontinued operations	—	—	—	—
Net income available to diluted common shares	$102.0	$12.8	$333.2	$278.4
Diluted earnings per common share	$8.59	$1.00	$28.09	$21.57

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
Fixed-Rate Long-Term Debt
The Company estimates the fair value of its $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”), the $500.0 million 6.375% Senior Notes due January 2030 (“6.375% Senior Notes”), the 6.250% Senior Notes and the 6.625% Senior Notes using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value method based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 9. Debt for further discussion of the Company’s long-term debt arrangements.
The carrying value and fair value of the Company’s fixed rate long-term debt were as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$719.5	$750.0	$737.2
6.375% Senior Notes	500.0	490.9	500.0	516.6
6.250% Senior Notes	625.0	605.8	—	—
6.625% Senior Notes	625.0	597.6	—	—
Real estate related	119.4	117.3	130.0	130.3
Total	$2,619.4	$2,531.1	$1,380.0	$1,384.1
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	September 30, 2026	December 31, 2025
Assets:
Other current assets (1)	$3.1	$4.9
Other long-term assets (2)	47.4	40.6
Total assets	$50.5	$45.5
(1) As of September 30, 2026 and December 31, 2025, the balance included gross fair value of $0.4 million and $—, respectively, related to the de-designated swaps as described below.
(2) As of September 30, 2026 and December 31, 2025, the balance included gross fair value of $2.5 million and $2.2 million, respectively, related to the de-designated swaps as described below.
There were no liabilities associated with the Company’s interest rate swaps as of September 30, 2026 and December 31, 2025.
Interest Rate Swaps De-designated as Cash Flow Hedges
During the three months ended March 31, 2026, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgage associated with the swap during the same period. No interest rate swaps were de-designated during the three months ended September 30, 2026.
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
As of September 30, 2026, the Company had two de-designated interest rate swaps with a notional value of $42.7 million and a weighted average interest rate of 0.57%. The de-designated swaps will mature between March 31, 2027 and March 1, 2030.
The Company recorded an unrealized mark-to-market gain of $0.2 million and an unrealized mark-to-market loss of less than $0.1 million and realized gains of $0.3 million and $0.9 million associated with de-designated interest rate swaps within Other interest expense, net, for the three and nine months ended September 30, 2026, respectively. The Company recorded unrealized mark-to-market losses of $0.2 million and $1.1 million and realized gains of $0.2 million and $0.7 million associated with de-designated interest rate swaps within Other interest expense, net, for the three and nine months ended September 30, 2025, respectively.
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
As of September 30, 2026, the Company held 21 interest rate swaps designated as cash flow hedges with a total notional value of $653.0 million that fixed its underlying SOFR at a weighted average rate of 1.21%. As of September 30, 2025, the Company held 26 interest rate swaps designated as cash flow hedges with a total notional value of $856.4 million that fixed its underlying SOFR at a weighted average rate of 1.24%. The maturity dates of the Company’s designated interest rate swaps range between December 1, 2026 and December 31, 2031.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2026	2025	2026	2025
Interest rate swaps	$7.7	$0.8	$14.1	$(6.0)
	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Floorplan interest expense	$2.8	$4.1	$8.2	$12.0
Other interest expense, net	$1.3	$2.7	$5.2	$8.4
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $23.6 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$176.3	$224.0
Vehicle receivables	104.8	102.9
Total contracts-in-transit and vehicle receivables	281.0	326.8
Less: allowance for doubtful accounts	0.5	0.5
Total contracts-in-transit and vehicle receivables, net	$280.5	$326.4

Accounts and notes receivable, net:
Manufacturer receivables	$166.8	$175.5
Parts and service receivables	80.4	84.0
F&I receivables	33.2	39.2
Other	21.0	14.5
Total accounts and notes receivable	301.4	313.2
Less: allowance for doubtful accounts	6.2	4.8
Total accounts and notes receivable, net	$295.2	$308.4

Within Other current assets and Other long-term assets:
Total contract assets (1)	$72.0	$71.6
(1) No allowance for doubtful accounts was recorded for contract assets as of September 30, 2026 or December 31, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Long-term debt consisted of the following (in millions):

	September 30, 2026	December 31, 2025
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
6.375% Senior Notes due January 15, 2030	500.0	500.0
6.250% Senior Notes due February 1, 2032	625.0	—
6.625% Senior Notes due February 1, 2035	625.0	—
Acquisition Line	—	964.0
Other Debt:
Real estate related	1,112.2	1,151.0
Finance leases	285.2	329.5
Other	16.4	18.2
Total other debt	1,413.7	1,498.7
Total debt	3,913.7	3,712.7
Less: unamortized debt issuance costs	27.6	13.2
Less: current maturities	261.8	259.0
Total long-term debt	$3,624.4	$3,440.5
6.250% Senior Notes and 6.625% Senior Notes Issuance
On September 22, 2026, the Company issued the following notes, at par:

Description	Principal Amount (in millions)	Maturity Date	Effective Interest Rate (1)	Interest Payment Dates
6.250% Senior Notes	$625.0	February 1, 2032	6.531%	February 1 and August 1
6.625% Senior Notes	$625.0	February 1, 2035	6.825%	February 1 and August 1
(1) The effective interest rate is after the impact of associated debt issuance costs.
6.250% Senior Notes
The 6.250% Senior Notes, which mature on February 1, 2032, are redeemable in part, up to 40% of the original principal amount, using the proceeds of certain equity offerings at a redemption price of 106.250% of the principal amount thereof, plus accrued and unpaid interest, at any time prior to February 1, 2030, subject to certain conditions. The Company, at its option, may redeem some or all of the 6.250% Senior Notes at the redemption prices (expressed as percentages of principal amount of the notes) set forth below, plus accrued and unpaid interest.

Redemption Period (On or After)	Redemption Price
February 1, 2030	103.125%
February 1, 2031	101.563%
February 1, 2032 and thereafter	100.000%
The 6.250% Senior Notes were subject to a special mandatory redemption at a price equal to 100% of the initial issue price, plus accrued and unpaid interest, if the Hennessy Acquisition was not consummated on or prior to January 6, 2027 (subject to extension under the Purchase Agreement), or upon the occurrence of certain other events. On October 19, 2026, the Company completed the Hennessy Acquisition and, as a result, the special mandatory redemption provision is no longer applicable.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
6.625% Senior Notes
The 6.625% Senior Notes, which mature on February 1, 2035, are redeemable in part, up to 40% of the original principal amount, using the proceeds of certain equity offerings at a redemption price of 106.625% of the principal amount thereof, plus accrued and unpaid interest, at any time prior to February 1, 2031, subject to certain conditions. The Company, at its option, may redeem some or all of the 6.625% Senior Notes at the redemption prices (expressed as percentages of principal amount of the notes) set forth below, plus accrued and unpaid interest.

Redemption Period (On or After)	Redemption Price
February 1, 2031	103.313%
February 1, 2032	101.656%
February 1, 2033 and thereafter	100.000%
The 6.250% Senior Notes and 6.625% Senior Notes are unsecured obligations and rank equally in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of the Company’s future subordinated debt. The 6.250% Senior Notes and 6.625% Senior Notes are subordinated to all existing and future senior secured debt of the Company and subordinated to all existing and future liabilities (including trade payables) of any non-guarantor subsidiaries. The 6.250% Senior Notes and 6.625% Senior Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s guarantors’ existing and future senior debt and rank senior in right of payment to all of the Company’s guarantors’ existing and future subordinated debt.
The Company may be required to purchase the 6.250% Senior Notes and 6.625% Senior Notes if it sells certain assets or triggers the change in control provisions defined in the indentures governing the 6.250% Senior Notes and 6.625% Senior Notes. The indentures governing the 6.250% Senior Notes and 6.625% Senior Notes contain customary restrictions on the Company, including the ability to pay dividends, incur additional indebtedness, create liens, sell or otherwise dispose of assets and repurchase shares of outstanding common stock, which are consistent with those contained in the indentures governing the Company’s 4.00% Senior Notes and 6.375% Senior Notes. Total debt issuance costs associated with the 6.250% Senior Notes and 6.625% Senior Notes were $15.9 million as of September 30, 2026.
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of September 30, 2026, there was no outstanding balance under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable). The weighted average interest rate on this facility was 4.99% for the nine months ended September 30, 2026.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of September 30, 2026, borrowings outstanding under these facilities totaled $1.1 billion, gross of debt issuance costs, comprised of $807.8 million in the U.S. and $304.4 million in the U.K.
In September 2026, the Company entered into a master credit agreement with Bank of America, National Association (the “Bank of America Credit Agreement”), which provides for term loans with a maximum capacity of $190.3 million. Borrowings under the Bank of America Credit Agreement are secured by mortgages on the financed properties and accrue interest at Term SOFR plus 145 basis points and the facility matures on September 23, 2033. As of September 30, 2026, borrowings outstanding under the Bank of America Credit Agreement totaled $190.3 million and are included in the total U.S. mortgage loans described above.
Bridge Facility
In connection with the Purchase Agreement, on July 30, 2026, the Company obtained a commitment from JPMorgan Chase Bank, National Association for a 364-day senior unsecured bridge facility of up to $1.25 billion (the “Bridge Facility”) to finance a portion of the Hennessy Acquisition. As of September 30, 2026, no amounts had been borrowed under the Bridge Facility. The commitments terminated upon the closing of the Hennessy Acquisition on October 19, 2026, and no amounts were borrowed under the facility.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Revolving Credit Facility — floorplan notes payable	$1,275.1	$1,388.5
Revolving Credit Facility — floorplan notes payable offset account	(153.0)	(504.2)
Revolving Credit Facility — floorplan notes payable, net	1,122.1	884.2
Other non-manufacturer facilities	234.4	199.3
Floorplan notes payable — credit facility and other, net	$1,356.6	$1,083.5

FMCC Facility	$161.7	$188.7
GM Financial Facility	209.1	201.4
Other manufacturer affiliate facilities	396.5	442.2
Floorplan notes payable — manufacturer affiliates, net	$767.3	$832.3
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $3.5 billion revolving syndicated credit arrangement that matures on May 30, 2030, with 18 participating financial institutions (the “Revolving Credit Facility”). The Company has the ability to increase the availability to $4.5 billion, subject to lender approval. The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.75 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets. Refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $3.5 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit. The Company had $12.3 million and $11.8 million in letters of credit outstanding as of September 30, 2026 and December 31, 2025, respectively.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 5.14% for the nine months ended September 30, 2026, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio.
In conjunction with the Revolving Credit Facility, the Company had $6.6 million and $8.0 million of unamortized debt issuance costs as of September 30, 2026 and December 31, 2025, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $200.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 7.00% as of September 30, 2026.
GM Financial Facility
The Company has a master loan agreement with General Motors Financial for financing of new GM vehicles (the “GM Financial Facility”). The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points. As of September 30, 2026, the GM Financial Facility had a total borrowing capacity of $376.7 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of September 30, 2026, borrowings outstanding under these facilities totaled $396.5 million, comprised of $202.5 million in the U.S. and $194.1 million in the U.K., with annual interest rates ranging from approximately 1% to 8%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line, FMCC Facility and GM Financial Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures was $6.5 million and $3.7 million as of September 30, 2026 and December 31, 2025, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $220.2 million and $212.2 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $73.8 million and $85.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Legal Proceedings
As of September 30, 2026, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $24.7 million as of September 30, 2026.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Nine Months Ended September 30, 2026
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2025	$(1.7)	$33.3	$31.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	(8.6)	18.5	9.9
Tax effect	—	(4.4)	(4.4)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(8.2)	(8.2)
Other interest expense, net (pre-tax)	—	(5.2)	(5.2)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.8)	(0.8)
Provision for income taxes	—	3.4	3.4
Net current period other comprehensive (loss) income	(8.6)	3.3	(5.3)
Balance, September 30, 2026	$(10.3)	$36.6	$26.3

	Nine Months Ended September 30, 2025
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2024	$(56.5)	$58.2	$1.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	54.8	(7.8)	47.0
Tax effect	—	1.9	1.9
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(12.0)	(12.0)
Other interest expense, net (pre-tax)	—	(8.4)	(8.4)
Provision for income taxes	—	4.9	4.9
Net current period other comprehensive income (loss)	54.8	(21.5)	33.3
Balance, September 30, 2025	$(1.7)	$36.7	$34.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2025 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. We sell or lease new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts retail and wholesale. We have operations in geographically diverse markets that extend across 17 states in the U.S. and 60 towns and cities in the U.K. As of September 30, 2026, our retail network consisted of 145 dealerships in the U.S. and 104 dealerships in the U.K.
Recent Events
During the second quarter, we entered into an agreement with Chinese automaker Geely to expand its U.K. network through three new locations. We opened the first location in June 2026, the second in October 2026, and expect to open the third location in December. Subsequent to the three months ended September 30, 2026 (“Current Quarter”), we agreed with Chinese automaker Chery to open an Omoda & Jaecoo location in the U.K., which we expect to open in December as well. These additions broaden our U.K. brand portfolio amid increasing consumer adoption of Chinese automotive brands and growth in demand for electric and plug-in hybrid vehicles. We intend to selectively expand our representation of these brands to address evolving customer preferences and support growth in our U.K. segment.
On July 30, 2026, we entered into a Purchase Agreement to acquire 10 automobile dealerships and one collision center, including certain real estate, located in the Greater Atlanta, Georgia market. The Hennessy Acquisition closed on October 19, 2026. Refer to Note 3. Acquisitions and Dispositions within our Notes to Condensed Consolidated Financial Statements for further discussion of the Hennessy Acquisition.
In October 2026, the U.S. and Mexico continued negotiations regarding potential reductions to U.S. tariffs on Mexican automobiles, steel and aluminum, including discussions related to the United States-Mexico-Canada Agreement. Although progress toward an agreement was initially reported, negotiations have subsequently slowed due to disagreements over proposed tariff reductions, including the existing 25% tariff on Mexican automobiles and 50% tariffs on steel and aluminum. Continued uncertainty surrounding these trade negotiations and potential changes to tariffs could increase manufacturers’ costs, disrupt supply chains and affect vehicle availability, pricing and consumer demand. The extent to which these developments may impact our results of operations cannot be predicted at this time.
On September 21, 2026, we entered into a Stockholder Agreement with Conifer Management, L.L.C. and certain of its affiliates (“Conifer”), one of our largest stockholders. Our Board of Directors will expand from 10 to 11 directors and appoint to the Board Benjamin Hart, a member of the investment team for the Acacia funds managed by Conifer, effective November 1, 2026. The agreement contains customary standstill, voting, confidentiality and non-disparagement provisions, including Conifer’s agreement to vote in accordance with the Board’s recommendations, subject to limited exceptions, and a 19% cap on its beneficial ownership. Conifer’s continued director designation right is conditioned on maintaining at least 5% beneficial ownership. Refer to Part II, Item 1A. Risk Factors within this Form 10-Q for further discussion of risks associated with our significant stockholders.
On September 16, 2026, the U.S. Federal Reserve raised the target range for the federal funds rate by 25 basis points to 3.75% to 4.00%, effective September 17, 2026, in response to elevated inflation. This marked its first rate increase since July 2023. Elevated inflation may reduce our customers’ disposable income, while higher interest rates may increase the monthly cost of financing vehicles, which could negatively affect vehicle affordability and demand throughout the automobile dealership sector. Additionally, higher interest rates could increase our floorplan financing and other borrowing costs. The impact of these macroeconomic developments on our results of operations cannot be predicted with certainty at this time.

On July 20, 2026, President Donald Trump signed a proclamation imposing an additional 50% ad valorem duty on certain products imported from Canada in response to Canada’s tariff treatment of U.S. motor vehicles and auto parts. The duty became effective on August 22, 2026, and covered products are not exempt based on preferential treatment under the United States-Mexico-Canada Agreement. In September 2026, the President revised the list of Canadian products subject to the additional duty and provided that, effective September 15, 2026, the duty applies in addition to applicable Section 232 duties. Canada has imposed retaliatory tariffs on a range of U.S. products, including steel and aluminum, in addition to its existing tariffs on certain U.S. vehicles. Given the integration of the U.S. and Canadian automotive industries, these measures could increase manufacturers’ costs, disrupt supply chains and affect vehicle availability, pricing and consumer demand. Toyota maintains significant manufacturing operations in Canada, and its Toyota and Lexus brands together represent our largest share of vehicle unit sales. Accordingly, trade measures affecting Canadian automotive production and cross-border supply could affect the cost and availability of vehicles sold at our dealerships. We cannot predict whether these measures will be further modified or challenged, or the extent or duration of any resulting impact on our business or on the automobile dealership sector as a whole.
Beginning in the second quarter of 2026, disruptions in the global supply of Group III base oils, a key component of synthetic motor oil, have resulted in supply constraints and increased costs for certain synthetic oils and lubricants across the sector. These disruptions have been attributed to refinery outages and shipping disruptions associated with ongoing geopolitical conflict in the Middle East. Prolonged supply constraints could increase the cost of lubricants used in our service operations, limit the availability of certain oil grades and affect our ability to perform routine service for customers. At this time, we cannot predict the extent or duration of any such impacts on our operations or on the operations of the broader automobile dealership sector.
In April 2026, we undertook cost-cutting measures within our U.S. business, reducing our staffing by nearly 700 full-time employees and reducing SG&A costs through contract and vendor elimination. We exceeded our target to remove at least $50 million in annual costs from our U.S. operations.
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
On February 28, 2026, the U.S. and the State of Israel commenced coordinated military operations against the Islamic Republic of Iran (“Iran”). The resulting conflict has increased volatility in global supply chains and energy markets, as well as geopolitical instability. Disruptions affected energy supplies and critical maritime transit routes, particularly the Strait of Hormuz, driving increases in fuel prices and reductions in supplies, which adversely affected consumer demand for vehicles and broader economic conditions. Although the U.S. and Iran signed a memorandum of understanding on June 17, 2026, intended to end the conflict and reopen the Strait of Hormuz, the agreement subsequently broke down and military operations resumed in July 2026. The conflict remains ongoing, and although commercial traffic through the Strait of Hormuz increased during the third quarter, it has not returned to pre-conflict levels. In October 2026, renewed attacks on commercial vessels in the region further heightened concerns regarding the safety and reliability of maritime shipping routes. As a result, uncertainty regarding energy markets, commercial shipping and broader geopolitical conditions continues, and we cannot predict the extent or duration of any resulting impact on our business, financial condition or results of operations or the impact on the automobile dealership sector as a whole.
On February 20, 2026, the U.S. Supreme Court held that President Donald Trump lacked authority under the International Emergency Economic Powers Act (“IEEPA”) to impose certain reciprocal and other emergency-based tariffs. The Supreme Court’s decision and related executive action have created uncertainty regarding the future tariff environment, including the potential for litigation, refund claims by parties directly subject to the invalidated tariffs and the use of alternative statutory authorities by the administration to impose new or modified tariffs. In October 2026, U.S. Customs and Border Protection expanded its processing of certain refund claims related to the invalidated IEEPA tariffs. Additionally, the U.S. Court of International Trade certified a class of importers seeking refunds of previously collected duties. The certification remains subject to appeal, and the timing, availability and ultimate amount of any refunds remain uncertain. We cannot predict the timing, scope, nor outcome of future tariff-related actions or their potential effect, if any, on our results of operations or the impact on the operations of the broader automobile dealership sector. We will continue to monitor the impact of the Trump Administration’s policies and the response of U.S. trading partners on our results of operations in future periods.

On February 18, 2026, the U.S. Environmental Protection Agency (“EPA”) issued a final rule rescinding the GHG “Endangerment Finding,” which provides the authority underpinning the majority of the EPA’s GHG-related regulations, including those for emissions from new motor vehicles and engines, and the National Highway Traffic Safety Administration’s Corporate Average Fuel Economy standards. The final rule also repealed all of the EPA’s GHG emission standards for light-duty, medium-duty and heavy-duty motor vehicles and engines. Litigation challenging the EPA’s final rule is ongoing, and we cannot predict the final outcome. Certain states, such as California, have previously adopted or have announced an intent to adopt standards regulating GHG and other vehicle emissions and setting EV targets which remain subject to legal challenges. On September 2, 2026, the U.S. District Court for the District of Columbia granted a preliminary injunction requiring the EPA to withdraw or correct its reclassification of certain California emissions waivers as rules subject to Congressional disapproval under the Congressional Review Act. The EPA subsequently appealed the ruling in September 2026. As a result, significant uncertainty remains regarding future U.S. vehicle emissions regulations and their potential impact on our operations and the operations of the broader automobile dealership sector.
We continue to monitor the uncertain macroeconomic, industry and capital market conditions. We assess goodwill and intangible franchise rights for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Performance issues at individual dealerships, adverse retail automotive industry and economic trends, a sustained decline in the trading price of our common stock or our market capitalization, including below our book value, reductions in manufacturer incentives, tariffs, franchise terminations or dispositions and increases in interest rates or our cost of capital that increase the discount rates used in our valuations, increase the risk of an impairment charge. When assessing market capitalization, we consider the duration and severity of any decline and a reasonable control premium. Although the effect of the macroeconomic environment and capital market conditions on our results of operations cannot be predicted with certainty, we may be required to record impairment charges if market and industry conditions deteriorate to such a level whereby the fair value of our reporting units or individual franchises is less than the respective carrying value. We cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge, while non-cash, could have a material adverse effect on our results of operations and stockholders’ equity.
As of September 30, 2026, goodwill and intangible franchise rights totaled approximately $2.9 billion, representing approximately 27% of our total assets and approximately 95% of our stockholders’ equity, and this amount will increase as a result of the Hennessy Acquisition, the assets of which will be initially recorded at fair value with limited excess of fair value over carrying value. We considered the trading price of our common stock, among other factors, in evaluating whether a triggering event occurred during the Current Quarter and concluded that no interim impairment test was required. We will perform our annual impairment test as of October 31, 2026, and its results will be reflected in our 2026 Form 10-K.
Critical Accounting Policies and Accounting Estimates
For discussion of our critical accounting policies and accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K. There have been no material changes to our critical accounting policies and estimates since December 31, 2025.

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
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure is to GBP. We consider constant currency information to be useful supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management also uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures and the related reconciliations because we consider them useful to investors in evaluating longer-term period-over-period performance. These metrics also allow investors to better understand and evaluate the information used by management to assess operating performance.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,665.1	$2,807.4	$(142.2)	(5.1)%	$(2.7)	(5.0)%
Used vehicle retail sales	1,691.1	1,852.1	(161.1)	(8.7)%	(1.7)	(8.6)%
Used vehicle wholesale sales	124.0	148.4	(24.4)	(16.5)%	(0.1)	(16.4)%
Total used	1,815.0	2,000.5	(185.5)	(9.3)%	(1.9)	(9.2)%
Parts and service sales	700.7	733.9	(33.3)	(4.5)%	(0.5)	(4.5)%
F&I, net	215.8	240.9	(25.0)	(10.4)%	(0.1)	(10.3)%
Total revenues	$5,396.7	$5,782.7	$(386.0)	(6.7)%	$(5.3)	(6.6)%
Gross profit:
New vehicle retail sales	$169.9	$186.1	$(16.2)	(8.7)%	$(0.2)	(8.6)%
Used vehicle retail sales	79.9	85.4	(5.5)	(6.5)%	(0.1)	(6.4)%
Used vehicle wholesale sales	(2.7)	(0.2)	(2.5)	NM	—	NM
Total used	77.1	85.1	(8.0)	(9.4)%	(0.1)	(9.3)%
Parts and service sales	392.0	407.6	(15.7)	(3.8)%	(0.3)	(3.8)%
F&I, net	215.8	240.9	(25.0)	(10.4)%	(0.1)	(10.3)%
Total gross profit	$854.8	$919.7	$(64.9)	(7.1)%	$(0.7)	(7.0)%
Gross margin:
New vehicle retail sales	6.4%	6.6%	(0.3)%
Used vehicle retail sales	4.7%	4.6%	0.1%
Used vehicle wholesale sales	(2.2)%	(0.2)%	(2.0)%
Total used	4.2%	4.3%	—%
Parts and service sales	55.9%	55.5%	0.4%
Total gross margin	15.8%	15.9%	(0.1)%
Units sold:
Retail new vehicles sold	55,259	57,269	(2,010)	(3.5)%
Retail used vehicles sold	53,343	59,574	(6,231)	(10.5)%
Wholesale used vehicles sold	14,301	16,018	(1,717)	(10.7)%
Total used	67,644	75,592	(7,948)	(10.5)%
Average sales price per unit sold:
New vehicle retail	$51,123	$50,816	$307	0.6%	$(51)	0.7%
Used vehicle retail	$31,744	$31,112	$633	2.0%	$(27)	2.1%
Gross profit per unit sold:
New vehicle retail sales	$3,074	$3,250	$(176)	(5.4)%	$(4)	(5.3)%
Used vehicle retail sales	$1,497	$1,433	$64	4.5%	$(1)	4.6%
Used vehicle wholesale sales	$(191)	$(15)	$(176)	NM	$1	NM
Total used	$1,140	$1,126	$14	1.2%	$(1)	1.3%
F&I PRU	$1,987	$2,061	$(74)	(3.6)%	$(1)	(3.5)%
Other:
SG&A expenses	$618.2	$654.9	$(36.7)	(5.6)%	$(0.5)	(5.5)%
SG&A as % gross profit	72.3%	71.2%	1.1%
Floorplan expense:
Floorplan interest expense	$21.0	$23.7	$(2.7)	(11.2)%	$—	(11.2)%
Less: floorplan assistance (1)	23.0	23.5	(0.5)	(2.2)%	—	(2.1)%
Net floorplan expense	$(2.0)	$0.2	$(2.2)		$—
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM – Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,608.1	$2,629.9	$(21.8)	(0.8)%	$(2.6)	(0.7)%
Used vehicle retail sales	1,658.7	1,763.0	(104.3)	(5.9)%	(1.7)	(5.8)%
Used vehicle wholesale sales	117.2	137.5	(20.3)	(14.8)%	(0.1)	(14.7)%
Total used	1,775.9	1,900.5	(124.6)	(6.6)%	(1.9)	(6.5)%
Parts and service sales	687.2	673.8	13.4	2.0%	(0.5)	2.1%
F&I, net	211.4	232.1	(20.7)	(8.9)%	(0.1)	(8.9)%
Total revenues	$5,282.7	$5,436.4	$(153.7)	(2.8)%	$(5.2)	(2.7)%
Gross profit:
New vehicle retail sales	$166.5	$176.4	$(9.9)	(5.6)%	$(0.2)	(5.5)%
Used vehicle retail sales	78.7	82.0	(3.3)	(4.0)%	(0.1)	(3.9)%
Used vehicle wholesale sales	(2.2)	0.2	(2.4)	NM	—	NM
Total used	76.5	82.2	(5.7)	(7.0)%	(0.1)	(6.9)%
Parts and service sales	383.1	382.6	0.5	0.1%	(0.3)	0.2%
F&I, net	211.4	232.1	(20.7)	(8.9)%	(0.1)	(8.9)%
Total gross profit	$837.6	$873.4	$(35.8)	(4.1)%	$(0.7)	(4.0)%
Gross margin:
New vehicle retail sales	6.4%	6.7%	(0.3)%
Used vehicle retail sales	4.7%	4.7%	0.1%
Used vehicle wholesale sales	(1.9)%	0.2%	(2.1)%
Total used	4.3%	4.3%	—%
Parts and service sales	55.8%	56.8%	(1.0)%
Total gross margin	15.9%	16.1%	(0.2)%
Units sold:
Retail new vehicles sold	53,933	54,615	(682)	(1.2)%
Retail used vehicles sold	52,272	57,153	(4,881)	(8.5)%
Wholesale used vehicles sold	13,872	15,287	(1,415)	(9.3)%
Total used	66,144	72,440	(6,296)	(8.7)%
Average sales price per unit sold:
New vehicle retail	$51,337	$50,000	$1,337	2.7%	$(51)	2.8%
Used vehicle retail	$31,776	$30,868	$908	2.9%	$(27)	3.0%
Gross profit per unit sold:
New vehicle retail sales	$3,088	$3,230	$(142)	(4.4)%	$(4)	(4.3)%
Used vehicle retail sales	$1,506	$1,435	$71	5.0%	$(1)	5.1%
Used vehicle wholesale sales	$(160)	$15	$(174)	NM	$1	NM
Total used	$1,157	$1,135	$22	1.9%	$(1)	2.0%
F&I PRU	$1,991	$2,077	$(86)	(4.1)%	$(1)	(4.1)%
Other:
SG&A expenses	$604.0	$612.9	$(8.9)	(1.5)%	$(0.5)	(1.4)%
SG&A as % gross profit	72.1%	70.2%	1.9%
NM – Not Meaningful

Reported Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$7,833.6	$8,222.8	$(389.2)	(4.7)%	$39.2	(5.2)%
Used vehicle retail sales	5,184.3	5,455.7	(271.5)	(5.0)%	41.0	(5.7)%
Used vehicle wholesale sales	424.9	463.8	(38.8)	(8.4)%	3.6	(9.1)%
Total used	5,609.2	5,919.5	(310.3)	(5.2)%	44.5	(6.0)%
Parts and service sales	2,097.5	2,144.4	(46.9)	(2.2)%	11.4	(2.7)%
F&I, net	648.5	704.8	(56.3)	(8.0)%	2.5	(8.4)%
Total revenues	$16,188.8	$16,991.5	$(802.7)	(4.7)%	$97.7	(5.3)%
Gross profit:
New vehicle retail sales	$516.1	$574.1	$(58.0)	(10.1)%	$3.1	(10.6)%
Used vehicle retail sales	249.5	275.3	(25.8)	(9.4)%	2.0	(10.1)%
Used vehicle wholesale sales	(1.9)	1.8	(3.7)	NM	(0.1)	NM
Total used	247.6	277.1	(29.5)	(10.7)%	1.8	(11.3)%
Parts and service sales	1,181.0	1,191.4	(10.4)	(0.9)%	6.3	(1.4)%
F&I, net	648.5	704.8	(56.3)	(8.0)%	2.5	(8.4)%
Total gross profit	$2,593.2	$2,747.4	$(154.2)	(5.6)%	$13.7	(6.1)%
Gross margin:
New vehicle retail sales	6.6%	7.0%	(0.4)%
Used vehicle retail sales	4.8%	5.0%	(0.2)%
Used vehicle wholesale sales	(0.5)%	0.4%	(0.8)%
Total used	4.4%	4.7%	(0.3)%
Parts and service sales	56.3%	55.6%	0.7%
Total gross margin	16.0%	16.2%	(0.2)%
Units sold:
Retail new vehicles sold	160,992	169,131	(8,139)	(4.8)%
Retail used vehicles sold	163,797	179,432	(15,635)	(8.7)%
Wholesale used vehicles sold	45,018	49,402	(4,384)	(8.9)%
Total used	208,815	228,834	(20,019)	(8.7)%
Average sales price per unit sold:
New vehicle retail	$51,741	$50,415	$1,325	2.6%	$257	2.1%
Used vehicle retail	$31,704	$30,425	$1,278	4.2%	$251	3.4%
Gross profit per unit sold:
New vehicle retail sales	$3,206	$3,394	$(189)	(5.6)%	$19	(6.1)%
Used vehicle retail sales	$1,523	$1,534	$(11)	(0.7)%	$12	(1.5)%
Used vehicle wholesale sales	$(43)	$36	$(79)	NM	$(3)	NM
Total used	$1,186	$1,211	$(25)	(2.1)%	$9	(2.8)%
F&I PRU	$1,997	$2,022	$(25)	(1.3)%	$8	(1.6)%
Other:
SG&A expenses	$1,842.2	$1,918.2	$(76.0)	(4.0)%	$12.1	(4.6)%
SG&A as % gross profit	71.0%	69.8%	1.2%
Floorplan expense:
Floorplan interest expense	$66.3	$77.0	$(10.7)	(13.9)%	$0.5	(14.5)%
Less: floorplan assistance (1)	64.9	66.5	(1.5)	(2.3)%	—	(2.4)%
Net floorplan expense	$1.4	$10.5	$(9.1)		$0.5
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM – Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$7,592.6	$7,789.7	$(197.1)	(2.5)%	$39.4	(3.0)%
Used vehicle retail sales	5,024.9	5,203.3	(178.4)	(3.4)%	41.0	(4.2)%
Used vehicle wholesale sales	396.2	422.4	(26.3)	(6.2)%	3.1	(7.0)%
Total used	5,421.1	5,625.8	(204.7)	(3.6)%	44.0	(4.4)%
Parts and service sales	2,037.8	1,981.1	56.6	2.9%	11.3	2.3%
F&I, net	631.9	680.5	(48.7)	(7.1)%	2.6	(7.5)%
Total revenues	$15,683.3	$16,077.1	$(393.8)	(2.4)%	$97.3	(3.1)%
Gross profit:
New vehicle retail sales	$498.7	$548.3	$(49.6)	(9.0)%	$3.1	(9.6)%
Used vehicle retail sales	243.5	265.0	(21.5)	(8.1)%	1.9	(8.8)%
Used vehicle wholesale sales	(0.6)	3.4	(4.0)	(117.8)%	(0.1)	(114.8)%
Total used	242.9	268.4	(25.5)	(9.5)%	1.8	(10.2)%
Parts and service sales	1,144.7	1,123.2	21.5	1.9%	6.2	1.4%
F&I, net	631.9	680.5	(48.7)	(7.1)%	2.6	(7.5)%
Total gross profit	$2,518.1	$2,620.4	$(102.3)	(3.9)%	$13.6	(4.4)%
Gross margin:
New vehicle retail sales	6.6%	7.0%	(0.5)%
Used vehicle retail sales	4.8%	5.1%	(0.2)%
Used vehicle wholesale sales	(0.2)%	0.8%	(1.0)%
Total used	4.5%	4.8%	(0.3)%
Parts and service sales	56.2%	56.7%	(0.5)%
Total gross margin	16.1%	16.3%	(0.2)%
Units sold:
Retail new vehicles sold	156,585	161,555	(4,970)	(3.1)%
Retail used vehicles sold	159,307	171,842	(12,535)	(7.3)%
Wholesale used vehicles sold	43,445	46,499	(3,054)	(6.6)%
Total used	202,752	218,341	(15,589)	(7.1)%
Average sales price per unit sold:
New vehicle retail	$51,652	$50,021	$1,631	3.3%	$265	2.7%
Used vehicle retail	$31,597	$30,297	$1,300	4.3%	$258	3.4%
Gross profit per unit sold:
New vehicle retail sales	$3,185	$3,394	$(209)	(6.2)%	$20	(6.7)%
Used vehicle retail sales	$1,528	$1,542	$(14)	(0.9)%	$12	(1.7)%
Used vehicle wholesale sales	$(14)	$73	$(87)	(119.1)%	$(2)	(115.9)%
Total used	$1,198	$1,229	$(31)	(2.6)%	$9	(3.3)%
F&I PRU	$2,000	$2,041	$(41)	(2.0)%	$8	(2.4)%
Other:
SG&A expenses	$1,813.2	$1,812.9	$0.3	—%	$11.7	(0.6)%
SG&A as % gross profit	72.0%	69.2%	2.8%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,050.5	$2,187.0	$(136.6)	(6.2)%
Used vehicle retail sales	1,146.8	1,230.4	(83.5)	(6.8)%
Used vehicle wholesale sales	74.3	90.9	(16.6)	(18.2)%
Total used	1,221.2	1,321.3	(100.1)	(7.6)%
Parts and service sales	538.4	567.6	(29.2)	(5.1)%
F&I, net	181.0	202.1	(21.0)	(10.4)%
Total revenues	$3,991.1	$4,277.9	$(286.9)	(6.7)%
Gross profit:
New vehicle retail sales	$121.1	$138.1	$(17.0)	(12.3)%
Used vehicle retail sales	54.4	60.6	(6.2)	(10.2)%
Used vehicle wholesale sales	—	1.1	(1.1)	(103.9)%
Total used	54.4	61.7	(7.3)	(11.8)%
Parts and service sales	301.1	313.1	(12.0)	(3.8)%
F&I, net	181.0	202.1	(21.0)	(10.4)%
Total gross profit	$657.7	$715.0	$(57.3)	(8.0)%
Gross margin:
New vehicle retail sales	5.9%	6.3%	(0.4)%
Used vehicle retail sales	4.7%	4.9%	(0.2)%
Used vehicle wholesale sales	(0.1)%	1.2%	(1.2)%
Total used	4.5%	4.7%	(0.2)%
Parts and service sales	55.9%	55.2%	0.8%
Total gross margin	16.5%	16.7%	(0.2)%
Units sold:
Retail new vehicles sold	39,275	41,582	(2,307)	(5.5)%
Retail used vehicles sold	35,662	39,636	(3,974)	(10.0)%
Wholesale used vehicles sold	8,749	9,984	(1,235)	(12.4)%
Total used	44,411	49,620	(5,209)	(10.5)%
Average sales price per unit sold:
New vehicle retail	$52,208	$52,595	$(388)	(0.7)%
Used vehicle retail	$32,158	$31,042	$1,117	3.6%
Gross profit per unit sold:
New vehicle retail sales	$3,084	$3,322	$(238)	(7.2)%
Used vehicle retail sales	$1,527	$1,529	$(3)	(0.2)%
Used vehicle wholesale sales	$(5)	$108	$(112)	(104.5)%
Total used	$1,225	$1,243	$(18)	(1.5)%
F&I PRU	$2,416	$2,488	$(72)	(2.9)%
Other:
SG&A expenses	$452.1	$481.2	$(29.0)	(6.0)%
SG&A as % gross profit	68.7%	67.3%	1.5%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,013.3	$2,084.5	$(71.2)	(3.4)%
Used vehicle retail sales	1,124.1	1,200.6	(76.5)	(6.4)%
Used vehicle wholesale sales	73.1	85.5	(12.3)	(14.4)%
Total used	1,197.2	1,286.1	(88.9)	(6.9)%
Parts and service sales	527.5	523.6	3.8	0.7%
F&I, net	177.2	197.8	(20.6)	(10.4)%
Total revenues	$3,915.1	$4,092.0	$(176.9)	(4.3)%
Gross profit:
New vehicle retail sales	$118.5	$133.6	$(15.1)	(11.3)%
Used vehicle retail sales	54.1	59.1	(5.0)	(8.5)%
Used vehicle wholesale sales	0.2	1.1	(0.9)	(84.4)%
Total used	54.2	60.2	(6.0)	(9.9)%
Parts and service sales	294.5	297.0	(2.5)	(0.8)%
F&I, net	177.2	197.8	(20.6)	(10.4)%
Total gross profit	$644.5	$688.6	$(44.2)	(6.4)%
Gross margin:
New vehicle retail sales	5.9%	6.4%	(0.5)%
Used vehicle retail sales	4.8%	4.9%	(0.1)%
Used vehicle wholesale sales	0.2%	1.3%	(1.1)%
Total used	4.5%	4.7%	(0.2)%
Parts and service sales	55.8%	56.7%	(0.9)%
Total gross margin	16.5%	16.8%	(0.4)%
Units sold:
Retail new vehicles sold	38,466	40,307	(1,841)	(4.6)%
Retail used vehicles sold	35,005	38,889	(3,884)	(10.0)%
Wholesale used vehicles sold	8,609	9,771	(1,162)	(11.9)%
Total used	43,614	48,660	(5,046)	(10.4)%
Average sales price per unit sold:
New vehicle retail	$52,340	$51,716	$625	1.2%
Used vehicle retail	$32,112	$30,873	$1,239	4.0%
Gross profit per unit sold:
New vehicle retail sales	$3,082	$3,315	$(233)	(7.0)%
Used vehicle retail sales	$1,544	$1,520	$25	1.6%
Used vehicle wholesale sales	$20	$113	$(93)	(82.3)%
Total used	$1,243	$1,237	$6	0.5%
F&I PRU	$2,411	$2,497	$(86)	(3.5)%
Other:
SG&A expenses	$443.8	$459.7	$(15.8)	(3.4)%
SG&A as % gross profit	68.9%	66.8%	2.1%

U.S. Segment — Three Months Ended September 30, 2026 Compared to 2025
Revenues
Total revenues in the U.S. during the Current Quarter decreased $286.9 million, or 6.7%, as compared to the three months ended September 30, 2025 (“Prior Year Quarter”), driven by lower same store revenues and the disposition of stores.
Total same store revenues in the U.S. during the Current Quarter decreased $176.9 million, or 4.3%, as compared to the Prior Year Quarter, driven by lower revenues across most business lines.
New vehicle retail same store revenues underperformed the Prior Year Quarter, driven by a decrease in units sold, partially offset by higher pricing. This underperformance reflects affordability pressures impacting demand, as well as inventory pressure on certain brands. We ended the Current Quarter with a U.S. new vehicle inventory supply of 51 days, one day lower than the Prior Year Quarter.
Used vehicle retail same store revenues underperformed the Prior Year Quarter, driven by a decrease in units sold, partially offset by higher pricing. We attribute this underperformance to the same affordability pressures affecting new vehicle demand, as well as ongoing inventory supply constraints that limit available vehicle selection. We ended the Current Quarter with a U.S. used vehicle inventory supply of 33 days, two days higher than the Prior Year Quarter. Used vehicle wholesale same store revenues underperformed the Prior Year Quarter, driven by fewer units sold, coupled with lower pricing.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in customer pay, wholesale and warranty revenues, partially offset by a decrease in collision revenues. Same store customer pay repair orders increased compared to the Prior Year Quarter, reflecting continued demand for our service offerings. We continue to invest in incremental service capacity through new dealership construction and expansion of existing facilities.
F&I same store revenues underperformed the Prior Year Quarter, driven by lower same store new and used vehicle retail units sold, coupled with lower penetration rates on certain product offerings, partially offset by higher income per contract across several of our products.
Gross Profit
Total gross profit in the U.S. during the Current Quarter decreased $57.3 million, or 8.0%, as compared to the Prior Year Quarter, driven by lower same store gross profit and the disposition of stores.
Total same store gross profit in the U.S. during the Current Quarter decreased $44.2 million, or 6.4%, as compared to the Prior Year Quarter, driven by lower gross profit across all business lines.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in gross profit per unit sold and a decline in same store new vehicle retail units sold. The decline in units sold reflects reduced inventory availability for certain brands, and vehicle affordability continues to be a concern for consumers.
Used vehicle retail same store gross profit underperformed the Prior Year Quarter, primarily driven by a decrease in same store used vehicle retail units sold, partially offset by higher same store gross profit per unit sold. Additionally, the limited availability of new vehicle inventory for certain brands reduced used vehicle availability and, along with ongoing affordability concerns, further impacted used vehicle retail units sold. Used vehicle wholesale same store gross profit underperformed the Prior Year Quarter, driven by a decrease in same store gross profit per unit sold, coupled with a decrease in same store units sold.
Parts and service same store gross profit underperformed the Prior Year Quarter, driven by decreases in collision and wholesale gross profit, partially offset by increases in customer pay and warranty gross profit. We continue to prioritize higher margin service business and shop efficiency initiatives.
F&I same store gross profit underperformed the Prior Year Quarter, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 37 basis points for the Current Quarter as compared to the Prior Year Quarter.

SG&A Expenses
SG&A as a percentage of gross profit increased 146 basis points and 212 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter decreased $29.0 million, or 6.0%, as compared to the Prior Year Quarter, primarily driven by lower same store SG&A expenses and the disposition of stores. Total same store SG&A expenses in the U.S. during the Current Quarter decreased $15.8 million, or 3.4%, as compared to the Prior Year Quarter, primarily driven by a decrease in employee-related costs resulting from reduced staffing as part of our cost-cutting measures and lower commission expense associated with lower gross profit, as well as lower legal settlements, partially offset by acquisition costs related to the Hennessy Acquisition, higher legal fees and advertising expense.

Reported Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,925.5	$6,288.7	$(363.2)	(5.8)%
Used vehicle retail sales	3,377.2	3,577.9	(200.8)	(5.6)%
Used vehicle wholesale sales	256.6	269.4	(12.8)	(4.8)%
Total used	3,633.8	3,847.3	(213.6)	(5.6)%
Parts and service sales	1,596.6	1,654.4	(57.8)	(3.5)%
F&I, net	532.4	586.5	(54.1)	(9.2)%
Total revenues	$11,688.3	$12,376.9	$(688.6)	(5.6)%
Gross profit:
New vehicle retail sales	$361.6	$419.2	$(57.6)	(13.7)%
Used vehicle retail sales	170.3	195.0	(24.8)	(12.7)%
Used vehicle wholesale sales	5.2	6.2	(1.0)	(15.6)%
Total used	175.5	201.2	(25.7)	(12.8)%
Parts and service sales	893.9	911.8	(17.9)	(2.0)%
F&I, net	532.4	586.5	(54.1)	(9.2)%
Total gross profit	$1,963.4	$2,118.7	$(155.3)	(7.3)%
Gross margin:
New vehicle retail sales	6.1%	6.7%	(0.6)%
Used vehicle retail sales	5.0%	5.5%	(0.4)%
Used vehicle wholesale sales	2.0%	2.3%	(0.3)%
Total used	4.8%	5.2%	(0.4)%
Parts and service sales	56.0%	55.1%	0.9%
Total gross margin	16.8%	17.1%	(0.3)%
Units sold:
Retail new vehicles sold	112,490	120,484	(7,994)	(6.6)%
Retail used vehicles sold	106,020	117,914	(11,894)	(10.1)%
Wholesale used vehicles sold	27,629	29,862	(2,233)	(7.5)%
Total used	133,649	147,776	(14,127)	(9.6)%
Average sales price per unit sold:
New vehicle retail	$52,676	$52,195	$481	0.9%
Used vehicle retail	$31,854	$30,344	$1,511	5.0%
Gross profit per unit sold:
New vehicle retail sales	$3,215	$3,479	$(265)	(7.6)%
Used vehicle retail sales	$1,606	$1,654	$(48)	(2.9)%
Used vehicle wholesale sales	$188	$206	$(18)	(8.8)%
Total used	$1,313	$1,361	$(49)	(3.6)%
F&I PRU	$2,437	$2,460	$(24)	(1.0)%
Other:
SG&A expenses	$1,314.7	$1,400.2	$(85.5)	(6.1)%
SG&A as % gross profit	67.0%	66.1%	0.9%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,740.5	$6,018.7	$(278.2)	(4.6)%
Used vehicle retail sales	3,249.8	3,476.1	(226.2)	(6.5)%
Used vehicle wholesale sales	245.8	247.8	(2.0)	(0.8)%
Total used	3,495.7	3,723.9	(228.2)	(6.1)%
Parts and service sales	1,548.3	1,532.5	15.8	1.0%
F&I, net	517.6	572.5	(54.8)	(9.6)%
Total revenues	$11,302.1	$11,847.5	$(545.5)	(4.6)%
Gross profit:
New vehicle retail sales	$347.5	$405.7	$(58.2)	(14.3)%
Used vehicle retail sales	166.0	190.2	(24.2)	(12.7)%
Used vehicle wholesale sales	5.5	5.9	(0.4)	(6.2)%
Total used	171.5	196.0	(24.5)	(12.5)%
Parts and service sales	864.7	866.1	(1.4)	(0.2)%
F&I, net	517.6	572.5	(54.8)	(9.6)%
Total gross profit	$1,901.3	$2,040.2	$(138.9)	(6.8)%
Gross margin:
New vehicle retail sales	6.1%	6.7%	(0.7)%
Used vehicle retail sales	5.1%	5.5%	(0.4)%
Used vehicle wholesale sales	2.2%	2.4%	(0.1)%
Total used	4.9%	5.3%	(0.4)%
Parts and service sales	55.9%	56.5%	(0.7)%
Total gross margin	16.8%	17.2%	(0.4)%
Units sold:
Retail new vehicles sold	109,448	116,491	(7,043)	(6.0)%
Retail used vehicles sold	102,649	114,886	(12,237)	(10.7)%
Wholesale used vehicles sold	26,829	28,779	(1,950)	(6.8)%
Total used	129,478	143,665	(14,187)	(9.9)%
Average sales price per unit sold:
New vehicle retail	$52,450	$51,666	$783	1.5%
Used vehicle retail	$31,660	$30,257	$1,403	4.6%
Gross profit per unit sold:
New vehicle retail sales	$3,175	$3,482	$(308)	(8.8)%
Used vehicle retail sales	$1,617	$1,655	$(38)	(2.3)%
Used vehicle wholesale sales	$205	$204	$1	0.6%
Total used	$1,325	$1,365	$(40)	(2.9)%
F&I PRU	$2,441	$2,474	$(34)	(1.4)%
Other:
SG&A expenses	$1,314.1	$1,344.2	$(30.0)	(2.2)%
SG&A as % gross profit	69.1%	65.9%	3.2%

U.S. Segment — Nine Months Ended September 30, 2026 Compared to 2025
Revenues
Total revenues in the U.S. during the nine months ended September 30, 2026 (“Current Year”) decreased $688.6 million, or 5.6%, as compared to the nine months ended September 30, 2025 (“Prior Year”), driven by lower same store revenues and the disposition of stores.
Total same store revenues in the U.S. during the Current Year decreased $545.5 million, or 4.6%, as compared to the Prior Year. This decrease was driven by lower revenues across most business lines.
New vehicle retail same store revenues underperformed the Prior Year, driven by a decrease in units sold, partially offset by higher pricing. This underperformance reflects affordability pressures impacting demand, as well as inventory pressure on certain brands. Additionally, the Prior Year had strong results ahead of the implementation of announced tariffs. We ended the Current Year with a U.S. new vehicle inventory supply of 51 days, one day lower than the Prior Year.
Used vehicle retail same store revenues underperformed the Prior Year, driven by a decrease in units sold, partially offset by higher pricing. We attribute this underperformance to the same affordability pressures affecting new vehicle demand, as well as ongoing inventory supply constraints that limited available vehicle selection. We ended the Current Year with a U.S. used vehicle inventory supply of 33 days, two days higher than the Prior Year. Used vehicle wholesale same store revenues underperformed the Prior Year, driven by fewer units sold, partially offset by higher pricing.
Parts and service same store revenues outperformed the Prior Year, driven by increases in customer pay, warranty and wholesale revenues, partially offset by a decrease in collision revenues. Same store customer pay repair orders increased compared to the Prior Year, reflecting continued demand for our service offerings. We continue to invest in incremental service capacity through new dealership construction and expansion of existing facilities.
F&I same store revenues underperformed the Prior Year, primarily driven by lower same store new and used vehicle retail units sold, coupled with lower penetration rates on certain product offerings, partially offset by higher income per contract across several of our products.
Gross Profit
Total gross profit in the U.S. during the Current Year decreased $155.3 million, or 7.3%, as compared to the Prior Year, driven by lower same store gross profit and the disposition of stores.
Total same store gross profit in the U.S. during the Current Year decreased $138.9 million, or 6.8%, as compared to the Prior Year, driven by lower gross profit across all business lines.
New vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in gross profit per unit sold and a decline in same store new vehicle retail units sold. The decline in units sold reflects reduced inventory availability for certain brands, and vehicle affordability remains a concern for consumers.
Used vehicle retail same store gross profit underperformed the Prior Year, primarily driven by a decrease in same store used vehicle retail units sold, coupled with lower same store gross profit per unit sold. Additionally, the limited availability of new vehicle inventory for certain brands reduced used vehicle availability and, along with ongoing affordability concerns, further impacted used vehicle retail units sold. Used vehicle wholesale same store gross profit underperformed the Prior Year, primarily driven by a decrease in same store units sold.
Parts and service same store gross profit underperformed the Prior Year, driven by decreases in collision and wholesale gross profit, partially offset by increases in customer pay and warranty gross profit. This reflects both the impact of the strategic decision to reduce our collision footprint in exchange for higher margin service business, as well as our continued focus on shop efficiency.
F&I same store gross profit underperformed the Prior Year, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 40 basis points for the Current Year as compared to the Prior Year.

SG&A Expenses
SG&A as a percentage of gross profit increased 87 basis points and 323 basis points on an as reported and same store basis, respectively, as compared to the Prior Year.
Total SG&A expenses in the U.S. during the Current Year decreased $85.5 million, or 6.1%, as compared to the Prior Year, primarily driven by lower same store SG&A expenses and the disposition of stores, including a $43.2 million increase in gains recognized on disposal of assets. Total same store SG&A expenses in the U.S. during the Current Year decreased $30.0 million, or 2.2%, as compared to the Prior Year, primarily driven by a decrease in employee-related costs resulting from reduced staffing as part of our cost-cutting measures and lower commission expense associated with lower gross profit, as well as lower legal settlements. These decreases were partially offset by acquisition costs related to the Hennessy Acquisition, higher legal fees and advertising expense, lower manufacturer advertising assistance as a result of decreases in units sold, as well as the absence of CDK outage related credits recognized in the Prior Year that did not recur in the Current Year.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$614.7	$620.4	$(5.7)	(0.9)%	$(2.7)	(0.5)%
Used vehicle retail sales	544.2	621.8	(77.5)	(12.5)%	(1.7)	(12.2)%
Used vehicle wholesale sales	49.6	57.5	(7.8)	(13.6)%	(0.1)	(13.4)%
Total used	593.9	679.3	(85.4)	(12.6)%	(1.9)	(12.3)%
Parts and service sales	162.3	166.3	(4.1)	(2.4)%	(0.5)	(2.1)%
F&I, net	34.8	38.8	(4.0)	(10.4)%	(0.1)	(10.0)%
Total revenues	$1,405.6	$1,504.8	$(99.1)	(6.6)%	$(5.3)	(6.2)%
Gross profit:
New vehicle retail sales	$48.8	$48.0	$0.8	1.6%	$(0.2)	2.1%
Used vehicle retail sales	25.4	24.8	0.7	2.6%	(0.1)	2.9%
Used vehicle wholesale sales	(2.7)	(1.3)	(1.4)	(103.5)%	—	(104.6)%
Total used	22.7	23.4	(0.7)	(3.0)%	(0.1)	(2.8)%
Parts and service sales	90.9	94.5	(3.7)	(3.9)%	(0.3)	(3.5)%
F&I, net	34.8	38.8	(4.0)	(10.4)%	(0.1)	(10.0)%
Total gross profit	$197.1	$204.7	$(7.6)	(3.7)%	$(0.7)	(3.3)%
Gross margin:
New vehicle retail sales	7.9%	7.7%	0.2%
Used vehicle retail sales	4.7%	4.0%	0.7%
Used vehicle wholesale sales	(5.4)%	(2.3)%	(3.1)%
Total used	3.8%	3.5%	0.4%
Parts and service sales	56.0%	56.8%	(0.8)%
Total gross margin	14.0%	13.6%	0.4%
Units sold:
Retail new vehicles sold	15,984	15,687	297	1.9%
Retail used vehicles sold	17,681	19,938	(2,257)	(11.3)%
Wholesale used vehicles sold	5,552	6,034	(482)	(8.0)%
Total used	23,233	25,972	(2,739)	(10.5)%
Average sales price per unit sold:
New vehicle retail	$47,756	$45,326	$2,430	5.4%	$(211)	5.8%
Used vehicle retail	$30,906	$31,251	$(345)	(1.1)%	$(99)	(0.8)%
Gross profit per unit sold:
New vehicle retail sales	$3,051	$3,059	$(8)	(0.3)%	$(15)	0.2%
Used vehicle retail sales	$1,437	$1,242	$196	15.7%	$(4)	16.1%
Used vehicle wholesale sales	$(485)	$(219)	$(265)	(121.2)%	$2	(122.3)%
Total used	$978	$902	$76	8.4%	$(2)	8.7%
F&I PRU	$1,033	$1,089	$(56)	(5.1)%	$(4)	(4.8)%
Other:
SG&A expenses	$166.0	$173.7	$(7.7)	(4.4)%	$(0.5)	(4.1)%
SG&A as % gross profit	84.2%	84.9%	(0.6)%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$594.8	$545.4	$49.4	9.1%	$(2.6)	9.5%
Used vehicle retail sales	534.6	562.4	(27.8)	(4.9)%	(1.7)	(4.6)%
Used vehicle wholesale sales	44.1	52.0	(8.0)	(15.3)%	(0.1)	(15.0)%
Total used	578.7	614.5	(35.7)	(5.8)%	(1.9)	(5.5)%
Parts and service sales	159.7	150.2	9.6	6.4%	(0.5)	6.7%
F&I, net	34.3	34.3	(0.1)	(0.2)%	(0.1)	0.2%
Total revenues	$1,367.5	$1,344.3	$23.2	1.7%	$(5.2)	2.1%
Gross profit:
New vehicle retail sales	$48.0	$42.8	$5.2	12.1%	$(0.2)	12.6%
Used vehicle retail sales	24.7	22.9	1.8	7.7%	(0.1)	8.0%
Used vehicle wholesale sales	(2.4)	(0.9)	(1.5)	NM	—	NM
Total used	22.3	22.0	0.3	1.1%	(0.1)	1.4%
Parts and service sales	88.6	85.6	3.0	3.5%	(0.3)	3.9%
F&I, net	34.3	34.3	(0.1)	(0.2)%	(0.1)	0.2%
Total gross profit	$193.1	$184.8	$8.4	4.5%	$(0.7)	4.9%
Gross margin:
New vehicle retail sales	8.1%	7.9%	0.2%
Used vehicle retail sales	4.6%	4.1%	0.5%
Used vehicle wholesale sales	(5.4)%	(1.7)%	(3.7)%
Total used	3.8%	3.6%	0.3%
Parts and service sales	55.5%	57.0%	(1.5)%
Total gross margin	14.1%	13.7%	0.4%
Units sold:
Retail new vehicles sold	15,467	14,308	1,159	8.1%
Retail used vehicles sold	17,267	18,264	(997)	(5.5)%
Wholesale used vehicles sold	5,263	5,516	(253)	(4.6)%
Total used	22,530	23,780	(1,250)	(5.3)%
Average sales price per unit sold:
New vehicle retail	$48,155	$44,288	$3,868	8.7%	$(213)	9.2%
Used vehicle retail	$31,092	$30,859	$233	0.8%	$(100)	1.1%
Gross profit per unit sold:
New vehicle retail sales	$3,103	$2,993	$110	3.7%	$(15)	4.2%
Used vehicle retail sales	$1,428	$1,254	$174	13.9%	$(4)	14.2%
Used vehicle wholesale sales	$(454)	$(161)	$(294)	NM	$3	NM
Total used	$988	$926	$63	6.8%	$(3)	7.0%
F&I PRU	$1,046	$1,053	$(7)	(0.7)%	$(4)	(0.3)%
Other:
SG&A expenses	$160.2	$153.2	$6.9	4.5%	$(0.5)	4.8%
SG&A as % gross profit	82.9%	82.9%	—%
NM – Not Meaningful

U.K. Segment — Three Months Ended September 30, 2026 Compared to 2025
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.344 at September 30, 2025, to £1 to $1.326 at September 30, 2026, or a decrease in the value of the GBP of 1.3%.
Revenues
Total revenues in the U.K. during the Current Quarter decreased $99.1 million, or 6.6%, as compared to the Prior Year Quarter, driven primarily by the impact of dealership dispositions.
Total same store revenues in the U.K. during the Current Quarter increased $23.2 million, or 1.7%, as compared to the Prior Year Quarter, driven by increases in new vehicle retail and parts and service revenues, partially offset by decreases in used vehicles and F&I, net revenues. On a constant currency basis, same store revenues increased 2.1%, reflecting growth in parts and service, F&I, net and new vehicle retail revenues, offset by a decline in used vehicle revenues.
New vehicle retail same store revenues increased 9.5% on a constant currency basis, as compared to the Prior Year Quarter, driven by an increase in retail units sold and higher pricing. New vehicle performance was solid, benefiting from a strong September plate change month and disciplined execution at the dealership level. The Current Quarter ended with a new vehicle inventory supply of 21 days, an increase of one day compared to the Prior Year Quarter.
Used vehicle retail same store revenues decreased 4.6% on a constant currency basis, as compared to the Prior Year Quarter, driven by a decrease in used vehicle units sold, partially offset by a constant currency increase in average selling price. These changes were the result of our efforts to improve used vehicle inventory acquisition discipline in advance of the September plate change month, which reduced used vehicles acquired but increased our average used vehicle selling price. The Current Quarter ended with a used vehicle inventory supply of 48 days, an increase of two days from the Prior Year Quarter. Used vehicle wholesale same store revenues decreased 15.0% on a constant currency basis, as compared to the Prior Year Quarter, primarily driven by a decrease in wholesale used vehicle units sold.
Parts and service same store revenues increased 6.7% on a constant currency basis, as compared to the Prior Year Quarter, driven by increases across all business lines, led by wholesale parts revenues. The increase was driven by investments in our U.K. customer contact center, which streamlined operations to make scheduling appointments easier for customers, generating increased customer pay activity as compared to the Prior Year Quarter.
F&I, net same store revenues increased 0.2% on a constant currency basis, as compared to the Prior Year Quarter, driven by higher new vehicle retail unit sales.
Gross Profit
Total gross profit in the U.K. during the Current Quarter decreased $7.6 million, or 3.7%, as compared to the Prior Year Quarter, driven primarily by the impact of dealership dispositions.
Total same store gross profit in the U.K. during the Current Quarter increased $8.4 million, or 4.5%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 4.9%, driven by increases in new vehicle retail, used vehicle retail, parts and service and F&I, net gross profit, partially offset by a decline in used vehicle wholesale gross profit.
New vehicle retail same store gross profit increased 12.6% on a constant currency basis, as compared to the Prior Year Quarter, driven by an increase in retail units sold and a constant currency increase in gross profit per unit sold.
Used vehicle retail same store gross profit increased 8.0% on a constant currency basis as compared to the Prior Year Quarter, driven by an increase in constant currency gross profit per unit sold. This increase in gross profit was driven by our efforts to improve used vehicle inventory acquisition discipline in advance of the September plate change month. Used vehicle wholesale same store gross profit declined as compared to the Prior Year Quarter, reflecting widened losses per unit sold on lower average wholesale volumes.
Parts and service same store gross profit, on a constant currency basis, increased by 3.9% as compared to the Prior Year Quarter, driven by the increase in parts and service same store revenues, as discussed above.
F&I same store gross profit, on a constant currency basis, increased as compared to the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 38 basis points, driven by improvements in new and used vehicle retail gross margin, offset by declines in our other lines of business.

SG&A Expenses
SG&A as a percentage of gross profit decreased by 62 and one basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter decreased $7.7 million, or 4.4%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $6.9 million, or 4.5%, as compared to the Prior Year Quarter. Total same store SG&A expenses increased 4.8% on a constant currency basis, as compared to the Prior Year Quarter, driven by higher facility, information technology and advertising costs.

Reported Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,908.2	$1,934.1	$(26.0)	(1.3)%	$39.2	(3.4)%
Used vehicle retail sales	1,807.1	1,877.8	(70.7)	(3.8)%	41.0	(5.9)%
Used vehicle wholesale sales	168.4	194.4	(26.0)	(13.4)%	3.6	(15.2)%
Total used	1,975.4	2,072.2	(96.7)	(4.7)%	44.5	(6.8)%
Parts and service sales	500.9	490.0	10.9	2.2%	11.4	(0.1)%
F&I, net	116.1	118.3	(2.3)	(1.9)%	2.5	(4.1)%
Total revenues	$4,500.6	$4,614.6	$(114.1)	(2.5)%	$97.7	(4.6)%
Gross profit:
New vehicle retail sales	$154.5	$154.9	$(0.4)	(0.3)%	$3.1	(2.2)%
Used vehicle retail sales	79.2	80.3	(1.1)	(1.3)%	2.0	(3.8)%
Used vehicle wholesale sales	(7.1)	(4.4)	(2.8)	(62.9)%	(0.1)	(59.6)%
Total used	72.1	75.9	(3.8)	(5.0)%	1.8	(7.4)%
Parts and service sales	287.2	279.6	7.5	2.7%	6.3	0.4%
F&I, net	116.1	118.3	(2.3)	(1.9)%	2.5	(4.1)%
Total gross profit	$629.8	$628.8	$1.1	0.2%	$13.7	(2.0)%
Gross margin:
New vehicle retail sales	8.1%	8.0%	0.1%
Used vehicle retail sales	4.4%	4.3%	0.1%
Used vehicle wholesale sales	(4.2)%	(2.3)%	(2.0)%
Total used	3.7%	3.7%	—%
Parts and service sales	57.3%	57.1%	0.3%
Total gross margin	14.0%	13.6%	0.4%
Units sold:
Retail new vehicles sold	48,502	48,647	(145)	(0.3)%
Retail used vehicles sold	57,777	61,518	(3,741)	(6.1)%
Wholesale used vehicles sold	17,389	19,540	(2,151)	(11.0)%
Total used	75,166	81,058	(5,892)	(7.3)%
Average sales price per unit sold:
New vehicle retail	$48,995	$45,327	$3,669	8.1%	$1,010	5.9%
Used vehicle retail	$31,426	$30,582	$844	2.8%	$713	0.4%
Gross profit per unit sold:
New vehicle retail sales	$3,185	$3,184	$1	—%	$63	(1.9)%
Used vehicle retail sales	$1,372	$1,305	$66	5.1%	$34	2.5%
Used vehicle wholesale sales	$(410)	$(224)	$(186)	(83.0)%	$(8)	(79.3)%
Total used	$960	$937	$23	2.4%	$24	(0.2)%
F&I PRU	$1,092	$1,074	$18	1.7%	$24	(0.5)%
Other:
SG&A expenses	$527.6	$518.1	$9.5	1.8%	$12.1	(0.5)%
SG&A as % gross profit	83.8%	82.4%	1.4%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,852.1	$1,771.0	$81.0	4.6%	$39.4	2.4%
Used vehicle retail sales	1,775.1	1,727.3	47.8	2.8%	41.0	0.4%
Used vehicle wholesale sales	150.3	174.6	(24.3)	(13.9)%	3.1	(15.7)%
Total used	1,925.4	1,901.9	23.6	1.2%	44.0	(1.1)%
Parts and service sales	489.5	448.7	40.9	9.1%	11.3	6.6%
F&I, net	114.2	108.0	6.2	5.7%	2.6	3.3%
Total revenues	$4,381.3	$4,229.6	$151.7	3.6%	$97.3	1.3%
Gross profit:
New vehicle retail sales	$151.2	$142.6	$8.6	6.0%	$3.1	3.9%
Used vehicle retail sales	77.5	74.8	2.6	3.5%	1.9	1.0%
Used vehicle wholesale sales	(6.1)	(2.5)	(3.7)	(148.5)%	(0.1)	(144.3)%
Total used	71.4	72.4	(1.0)	(1.4)%	1.8	(3.9)%
Parts and service sales	280.0	257.1	22.8	8.9%	6.2	6.5%
F&I, net	114.2	108.0	6.2	5.7%	2.6	3.3%
Total gross profit	$616.8	$580.2	$36.6	6.3%	$13.6	4.0%
Gross margin:
New vehicle retail sales	8.2%	8.1%	0.1%
Used vehicle retail sales	4.4%	4.3%	—%
Used vehicle wholesale sales	(4.1)%	(1.4)%	(2.7)%
Total used	3.7%	3.8%	(0.1)%
Parts and service sales	57.2%	57.3%	(0.1)%
Total gross margin	14.1%	13.7%	0.4%
Units sold:
Retail new vehicles sold	47,137	45,064	2,073	4.6%
Retail used vehicles sold	56,658	56,956	(298)	(0.5)%
Wholesale used vehicles sold	16,616	17,720	(1,104)	(6.2)%
Total used	73,274	74,676	(1,402)	(1.9)%
Average sales price per unit sold:
New vehicle retail	$49,288	$45,076	$4,212	9.3%	$1,051	7.0%
Used vehicle retail	$31,483	$30,379	$1,104	3.6%	$728	1.2%
Gross profit per unit sold:
New vehicle retail sales	$3,209	$3,165	$43	1.4%	$65	(0.7)%
Used vehicle retail sales	$1,367	$1,314	$54	4.1%	$33	1.6%
Used vehicle wholesale sales	$(368)	$(139)	$(229)	NM	$(6)	NM
Total used	$974	$969	$5	0.5%	$24	(2.0)%
F&I PRU	$1,101	$1,059	$41	3.9%	$25	1.6%
Other:
SG&A expenses	$499.1	$468.7	$30.4	6.5%	$11.7	4.0%
SG&A as % gross profit	80.9%	80.8%	0.1%
NM – Not Meaningful

U.K. Segment — Nine Months Ended September 30, 2026 Compared to 2025
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.344 at September 30, 2025, to £1 to $1.326 at September 30, 2026, or a decrease in the value of the GBP of 1.3%.
Revenues
Total revenues in the U.K. during the Current Year decreased $114.1 million, or 2.5%, as compared to the Prior Year, driven by the net impact of dispositions, partially offset by higher same store revenues and favorable foreign currency translation.
Total same store revenues in the U.K. during the Current Year increased $151.7 million, or 3.6%, as compared to the Prior Year, driven by outperformances across nearly all lines of business, led by parts and service, F&I, net and new and used vehicle retail revenues, partially offset by a decline in used vehicle wholesale sales. On a constant currency basis, same store revenues increased 1.3%, reflecting growth in parts and service, F&I, net and new vehicle retail revenues, offset by a decline in used vehicle wholesale revenues.
New vehicle retail same store revenues increased 2.4% on a constant currency basis, as compared to the Prior Year, driven by increases in both unit sales and average selling prices. The Current Year ended with a U.K. new vehicle inventory supply of 21 days, an increase of one day compared to the Prior Year.
Used vehicle retail same store revenues increased 0.4% on a constant currency basis, as compared to the Prior Year, driven by an increase in average selling prices offset by a slight decrease in units sold. The Current Year ended with a U.K. used vehicle inventory supply of 48 days, an increase of two days compared to the Prior Year. Used vehicle wholesale same store revenues decreased 15.7% on a constant currency basis, as compared to the Prior Year, primarily driven by a decrease in wholesale used vehicle units sold, as well as a decline in average wholesale values.
Parts and service same store revenues increased 6.6% on a constant currency basis, as compared to the Prior Year, driven by increases across all business lines, led by wholesale parts revenues. The increase was driven by investments in our U.K. customer contact center, which streamlined operations to make scheduling appointments easier for customers. In addition, we expanded Saturday appointment availability and implemented more competitive service fee pricing to drive our customer pay business, which together contributed to an increase in customer service activity as compared to the Prior Year.
F&I, net same store revenues increased 3.3% on a constant currency basis, as compared to the Prior Year, driven by higher income per contract from our retail finance fees, improved penetration rates on vehicle service contracts and higher new vehicle retail unit sales.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $1.1 million, or 0.2%, as compared to the Prior Year, driven by improved same store performance and favorable foreign currency translation, partially offset by the net impact of dispositions.
Total same store gross profit in the U.K. during the Current Year increased $36.6 million, or 6.3%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 4.0%, driven by increases in parts and service, F&I and new and used vehicle retail gross profit, partially offset by a decline in used vehicle wholesale gross profit.
New vehicle retail same store gross profit increased 3.9% on a constant currency basis, as compared to the Prior Year, driven by an increase in retail units sold, partially offset by lower constant currency gross profit per unit sold.
Used vehicle retail same store gross profit increased 1.0% on a constant currency basis, as compared to the Prior Year, driven by an increase in gross profit per unit sold, partially offset by a decrease in retail units sold.
Parts and service same store gross profit increased 6.5% on a constant currency basis, as compared to the Prior Year, driven by the increase in parts and service same store revenues, as discussed above.
F&I same store gross profit increased on a constant currency basis, as compared to the Prior Year, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 36 basis points, primarily driven by an improvement in new vehicle retail gross margin, partially offset by declines in used vehicle retail, used vehicle wholesale and parts and service gross margins.

SG&A Expenses
SG&A as a percentage of gross profit increased by 137 and 13 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $9.5 million, or 1.8%, as compared to the Prior Year. Total same store SG&A expenses in the U.K. during the Current Year increased $30.4 million, or 6.5%, as compared to the Prior Year. Total same store SG&A expenses increased 4.0% on a constant currency basis, as compared to the Prior Year, driven by facility costs, information technology and employee-related costs. These increases were partially offset by lower professional service fees, as a result of our cost-cutting measures.
Consolidated Selected Comparisons — Three and Nine Months Ended September 30, 2026 Compared to 2025
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$31.2	$31.6	$(0.4)	(1.1)%
Asset impairments	$7.0	$123.9	$(116.9)	(94.4)%
Restructuring charges	$0.1	$1.6	$(1.5)	(96.7)%
Floorplan interest expense	$21.0	$23.7	$(2.7)	(11.2)%
Other interest expense, net	$48.1	$48.0	$0.2	0.3%
Provision for income taxes	$28.7	$23.0	$5.6	24.4%

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$93.3	$89.6	$3.7	4.1%
Asset impairments	$10.5	$124.6	$(114.1)	(91.6)%
Restructuring charges	$3.2	$20.3	$(17.1)	(84.3)%
Floorplan interest expense	$66.3	$77.0	$(10.7)	(13.9)%
Other interest expense, net	$143.6	$130.4	$13.2	10.1%
Provision for income taxes	$100.7	$106.8	$(6.2)	(5.8)%
Depreciation and Amortization Expense
Depreciation and amortization expense for the Current Quarter decreased compared to Prior Year Quarter, primarily driven by the disposition of dealerships and related real estate and the reclassification of certain real estate to assets held for sale. This decrease was partially offset by depreciation on property and equipment acquired in our U.S. and U.K. segments. For the Current Year, depreciation and amortization expense was higher compared to the Prior Year, primarily driven by acquired property and equipment in our U.S. and U.K. segments, as we continue to strategically add dealership related real estate and facilities to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and improve the overall customer experience.
Asset Impairments
Asset impairments totaled $7.0 million in the Current Quarter and $10.5 million in the Current Year, compared to $123.9 million in the Prior Year Quarter and $124.6 million in the Prior Year. During the Current Year, we recognized fixed asset impairment charges of $8.9 million in the U.S. segment and fixed asset impairment charges of $0.5 million and operating lease asset impairments of $1.1 million in the U.K. segment. During the Prior Year, we recognized goodwill, intangible franchise rights and fixed asset impairment charges of $93.0 million, $23.9 million and $7.7 million, respectively, primarily in the U.K. reporting unit.

Restructuring Charges
Total restructuring charges during the Current Quarter decreased $1.5 million or 96.7% as compared to the Prior Year Quarter. For the Current Year, restructuring charges decreased $17.1 million or 84.3% as compared to the Prior Year. The decrease in restructuring charges was primarily driven by the completion of the 2024 Restructuring Plan in the Prior Year and the near completion of the 2025 Restructuring Plan in the Current Year. Restructuring charges consist of planned workforce realignment, strategic closing of certain facilities and systems integrations, among other efforts to increase operational efficiency and profitability.
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
Total floorplan interest expense during the Current Quarter decreased $2.7 million, or 11.2%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense decreased $10.7 million, or 13.9%, as compared to the Prior Year. The decrease in floorplan interest expense during the Current Quarter and Current Year was driven by lower new and used vehicle inventories and reduced floorplan interest rates, along with higher floorplan offset interest income. This is partially offset by a decrease in interest income from interest rate swaps due to a floorplan swap that expired during the Current Year.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.
Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, 6.375% Senior Notes, 6.250% Senior Notes, 6.625% Senior Notes, real estate related debt and other debt, partially offset by interest income.
Other interest expense, net during the Current Quarter, increased $0.2 million, or 0.3%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $13.2 million, or 10.1%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year was primarily attributable to interest expense associated with the Acquisition Line as well as interest expense associated with the issuance of the 6.250% Senior Notes and 6.625% Senior Notes during the Current Quarter, partially offset by a decrease in interest expense associated with other debt and real estate. The increase in interest expense was also driven by a decrease in interest income from interest rate swaps due to certain mortgage swaps that expired during the Current Year. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes of $28.7 million during the Current Quarter increased by $5.6 million, or 24.4%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $100.7 million decreased by $6.2 million, or 5.8%, as compared to the Prior Year. The increase in income tax expense in the Current Quarter as compared to the Prior Year Quarter was primarily due to higher pre-tax income in the Current Quarter. The decrease in tax expense in the Current Year as compared to the Prior Year was primarily due to tax benefits realized on dispositions in the Current Year. Our Current Quarter and Current Year effective tax rates of 21.8% and 23.1%, respectively, were lower than our Prior Year Quarter’s and Prior Year’s effective tax rates of 63.7% and 27.6%, primarily due to the book impairment of U.K. goodwill in the Prior Year Quarter and the Prior Year that was not deductible for tax purposes.
We consider it more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
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

Available Liquidity Resources
We had the following sources of liquidity available (in millions):

September 30, 2026
Cash and cash equivalents	$881.5
Floorplan offset accounts	153.0
Available capacity under Acquisition Line	1,442.4
Total liquidity	$2,477.0
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
However, we consider all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We consider this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP. In addition, floorplan financing associated with dealership acquisitions and dispositions is classified as investing activities on an adjusted basis to eliminate excess volatility in our operating cash flows prepared in accordance with U.S. GAAP.
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$342.0	$565.3
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	2.8	(63.4)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	5.6	(2.0)
Adjusted net cash provided by operating activities	$350.4	$500.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	$83.3	$(659.1)
Change in cash paid for acquisitions, associated with Floorplan notes payable	11.3	51.2
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(94.9)	(18.2)
Adjusted net cash used in investing activities	$(0.3)	$(626.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$424.3	$84.5
Change in Floorplan notes payable, excluding floorplan offset	75.3	32.3
Adjusted net cash provided by financing activities	$499.6	$116.7
Sources and Uses of Liquidity from Operating Activities — Nine Months Ended September 30, 2026 Compared to 2025
For the Current Year, net cash provided by operating activities decreased by $223.4 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $149.7 million. The decrease on an adjusted basis was primarily driven by a $120.8 million decrease in accounts payable and accrued expenses, a $118.6 million decrease in non-cash asset impairment charges and a $33.0 million increase in non-cash gains from the disposition of assets. This was partially offset by a $54.8 million increase in net income, $29.7 million decrease in inventories and a $21.1 million decrease in prepaid expenses and other assets.

Sources and Uses of Liquidity from Investing Activities — Nine Months Ended September 30, 2026 Compared to 2025
For the Current Year, net cash provided by investing activities increased by $742.5 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $625.8 million, primarily due to a $323.6 million increase in proceeds from the disposition of franchises and property and equipment, as well as a $286.8 million decrease in acquisition activity and $25.0 million decrease in purchases of property and equipment.
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
For the Current Year, $167.1 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Nine Months Ended September 30, 2026 Compared to 2025
For the Current Year, net cash provided by financing activities increased by $339.9 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by financing activities increased by $382.8 million. The increase on an adjusted basis was primarily driven by the issuance of $1.3 billion of 6.250% Senior Notes and 6.625% Senior Notes, an increase in net borrowings on our U.S. Floorplan Line of $466.0 million (representing the net cash activity in our floorplan offset account), a $177.3 million decrease in repurchases of common stock and a $78.4 million increase in net borrowings of other debt. This increase was partially offset by an increase in net repayments on the Acquisition Line of $1.6 billion.
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of September 30, 2026 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,750.0	$1,122.1	$627.9
Acquisition Line (2)	1,750.0	12.3	1,442.4
Total revolving credit facility	3,500.0	1,134.4	2,070.3
FMCC Facility (3)	200.0	161.7	38.3
GM Financial Facility (4)	376.7	209.1	167.6
Total U.S. credit facilities (5)	$4,076.7	$1,505.2	$2,276.2
(1) The available balance at September 30, 2026, includes $153.0 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $12.3 million is related to outstanding letters of credit of $12.3 million. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3) The available balance at September 30, 2026, includes no immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The available balance at September 30, 2026, includes no immediately available funds. The remaining available balance can be used for General Motors new and loaner vehicle inventory financing.
(5) The outstanding balance excludes $630.9 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and loaner vehicle financing not associated with any of our U.S. credit facilities.

We have other credit facilities in the U.S. and the U.K. with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% Senior Notes, 6.375% Senior Notes, 6.250% Senior Notes and 6.625% Senior Notes, as well as real estate related and other debt instruments. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for further information.
Covenants
Our Revolving Credit Facility, indentures governing our 4.00% Senior Notes, 6.375% Senior Notes, 6.250% Senior Notes and 6.625% Senior Notes and certain mortgage term loans contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness, create liens or to sell or otherwise dispose of assets and merge or consolidate with other entities. Certain of our mortgage agreements contain cross-default provisions that, in the event of a default of certain mortgage agreements and of our Revolving Credit Facility, could trigger an uncured default.
As of September 30, 2026, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of September 30, 2026
	Required	Actual
Total adjusted leverage ratio	< 5.75	3.26
Fixed charge coverage ratio	> 1.20	2.78
Based on our position as of September 30, 2026, and our outlook as discussed within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we consider our liquidity to be sufficient and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of September 30, 2026.
Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit and at a prescribed cost limit per share. On November 11, 2025, our Board of Directors increased the share repurchase authorization to $500.0 million. For the Current Year, 205,190 shares were repurchased, at an average price of $353.08 per share, for a total of $72.4 million, excluding excise taxes of $0.5 million. As of September 30, 2026, we had $306.3 million available under our current share repurchase authorization.
During the three months ended March 31, 2026, our Board of Directors approved an increase in the 2026 annual dividend rate to $2.20 per share, which represents an increase of 10%, or $0.20, as compared to the 2025 annual dividend rate of $2.00 per share. Consistent with this increase, a quarterly cash dividend of $0.55 per share on all shares of our common stock was approved, which resulted in $19.5 million paid to common stockholders and $0.2 million to unvested restricted stock award holders.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.
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
Item 1A. Risk Factors
Except as set forth below, there have been no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2025 Form 10-K.
We are subject to risks associated with our dependence on manufacturer business relationships and agreements.
The success of our business is dependent on vehicle manufacturers on whom we rely exclusively for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality and desirable product mix at the right time in order to satisfy customer demand.
Manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. Certain of our OEM partners have recently announced their intention to reduce these forms of dealership financial assistance in order to improve their profitability. If our OEM partners reduce or eliminate such incentives or increase the prices of their products, it could negatively impact consumer demand for new vehicles and adversely affect our sales volumes and profitability. Additionally, a discontinuation or material change in our manufacturers’ warranty and incentive programs could adversely affect our business. Manufacturers also provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and we bill the manufacturer directly, as opposed to invoicing the customer. In addition, we rely on manufacturers for various financing programs, OEM replacement parts, training, up-to-date product design, development of advertising materials and programs and other items necessary for the success of our dealerships.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, tariffs, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, including due to bankruptcy, product defects, litigation, ability to keep up with technology and business model changes, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters, including fires such as that at a major U.S. aluminum production facility in 2025, cybersecurity incidents, including incidents impacting our use of the CDK Dealership Management System, or other adverse events. In particular, all of our OEMs are investing material amounts to develop electric and autonomous vehicles. These investments could cause financial strain on our OEMs or fail to deliver attractive vehicles for customers, which could lead to adverse impacts on our business. The OEMs have been and could continue to be impacted by disruptions to the economy, lower than anticipated EV adoption, higher supply chain costs than emerging EV manufacturer competitors, delays in increasing factory production, labor negotiations, parts shortages, including semiconductor chips and other disruptions. Since 2024, a number of OEMs have announced write-offs of certain of their EV investments or scaled down electrification plans as EV demand slows, further contributing to the uncertainty of the EV market outlook and the long-term viability and profitability of OEM’s. These and other risks could materially adversely affect the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
Since 2024, the majority of our manufacturers’ increased production, driving an improvement in vehicles days’ supply. Our new vehicle days’ supply of inventory was approximately 39 days as of September 30, 2026, as compared to 46 days as of December 31, 2025 and 40 days as of September 30, 2025. It is impossible to predict with certainty whether manufacturers will maintain current production levels. If our manufacturers’ production declines, diminishing our ability to meet the immediate needs of our customers, the production shortage could have a material adverse impact on our financial and operating results.

President Donald Trump issued a series of executive orders since taking office in January 2025, including executive orders regarding tariffs. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events in our 2025 Form 10-K, for additional information regarding these executive orders. Many manufacturers of vehicles, parts and supplies are dependent on imported products and raw materials in their production. Any significant increase in existing tariffs on such goods and raw materials, or implementation of new tariffs, could increase production costs for OEMs that would then be passed on to consumers, potentially leading to higher vehicle prices and reduced demand, which in turn could adversely affect our profits on the vehicles we sell. Additionally, the tariffs and other market developments could potentially cause our current OEMs to lose market share to emerging EV-only OEMs. Market share losses could not only impair our sales and profits but lead to potential impairments.
In addition, certain framework agreements between the Company and its subsidiaries and vehicle manufacturers and distributors contain “change of control” provisions related to the ownership of our Common Stock or Voting Securities, which a stockholder’s acquisition of beneficial ownership in excess of certain thresholds (in some cases as low as 20%) could trigger. Pursuant to the Stockholder Agreement with Conifer (the “Stockholder Agreement”), the Company has agreed to use commercially reasonable efforts to obtain waivers or consents from the applicable counterparties in the event that Conifer’s beneficial ownership exceeded such thresholds solely as a result of certain Company transactions, including share repurchases (and not as a result of purchases by Conifer). However, there can be no assurance that such waivers or consents will be obtained or obtained on acceptable terms. The triggering of such provisions could result in the loss, termination, or renegotiation of important manufacturer franchise agreements, which could materially and adversely affect our business, results of operations and financial condition.
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
Our common stock is traded publicly, and various securities analysts follow our financial results and frequently issue reports on the Company which include information about our historical financial results as well as their estimates of our future performance. These estimates are based on their own opinions and are often different from management’s estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and the expectations of our investors, our stock price could decline, adversely affecting, among other things, our access to capital and investor confidence in management and those charged with governance. In addition, actions by significant stockholders, including changes in their ownership levels, required divestitures of our Common Stock, or public advocacy for changes to our strategy or governance following the expiration of standstill arrangements, could create uncertainty and adversely affect the trading price of our Common Stock.
The Stockholder Agreement with Conifer, one of our significant stockholders, contains provisions relating to Board representation, voting and share ownership that could affect the composition of our Board, our capital allocation flexibility and the market value of our Common Stock.
In September 2026, we entered into the Stockholder Agreement, pursuant to which the Company agreed, among other things, to appoint Benjamin Hart, an employee of Conifer, to the Board of Directors, and to nominate him for reelection during a specified period (the “Support Period”) so long as Conifer maintains at least 5% beneficial ownership of the Company’s outstanding Common Stock. Conifer has agreed, among other things, to customary standstill provisions through, at least, our 2029 annual meeting of stockholders. Conifer has also agreed to a cap on its beneficial ownership of 19% of our outstanding Common Stock or other securities entitled to vote in the election of directors (“Voting Securities”). During the Support Period, Conifer has further agreed to vote in accordance with the Board’s recommendations, except on certain extraordinary transactions.

A number of our framework agreements contain change-of-control provisions related to the ownership of our Common Stock. Because share repurchases by us reduce our outstanding shares, they could increase Conifer’s percentage ownership above the 19% cap. In that event, Conifer may request, no more than once per calendar year, that we seek waivers under certain of these agreements so that its higher ownership does not trigger their change-of-control provisions. We may not be able to obtain such waivers on acceptable terms, or at all, and we may need to take these thresholds into account in the timing and amount of share repurchases or other capital allocation actions. If we do not obtain the waivers, Conifer must divest the excess shares within 180 days, which could create downward pressure on the price of our Common Stock.
Our obligation to renominate Mr. Hart, and certain of Conifer’s other rights under the Stockholder Agreement, depend on Conifer beneficially owning at least 5% of our outstanding Common Stock or Voting Securities. If Conifer’s ownership falls below that threshold, Mr. Hart must tender his resignation from the Board, which could result in a change in the composition of our Board.
When the Support Period ends, the standstill restrictions will no longer apply. Following conclusion of the Support Period, Conifer’s voting obligations will continue only for shares beneficially owned in excess of 20% of our outstanding Common Stock or Voting Securities. We may also become vulnerable to stockholder activism after those provisions narrow or terminate following the Support Period. Responding to such activism could be costly and time-consuming, divert the attention of our Board and senior management, and adversely affect our business, results of operations, financial condition and the market price of our Common Stock.
We may not successfully integrate the Hennessy Acquisition or realize its anticipated benefits, and the acquisition increases our exposure to the Atlanta market.
On October 19, 2026, we completed the Hennessy Acquisition for approximately $1.3 billion. The acquisition adds 10 dealerships, representing 12 franchises and one collision center concentrated in the Greater Atlanta, Georgia market. Integrating the acquired dealerships into our operations, systems, internal controls and manufacturer relationships may be more difficult, costly or time-consuming than expected and may divert management attention. The acquired dealerships may not perform as anticipated, we may encounter unknown liabilities, and manufacturers may impose conditions on the transfer of franchises. Our increased concentration in a single metropolitan market exposes us to adverse local economic, competitive and weather conditions. Goodwill and intangible franchise rights recognized in the acquisition will be recorded at fair value with limited excess of fair value over carrying value, and any shortfall in performance could result in impairment charges. Any of these factors could adversely affect our business, results of operations and financial condition.
Our increased indebtedness could adversely affect our financial flexibility and results of operations.
In September 2026, we issued $1.25 billion aggregate principal amount of senior notes to finance the Hennessy Acquisition. As of September 30, 2026, our total debt, excluding floorplan notes payable, was $3,913.7 million, and the new notes will increase our annual interest expense by approximately $80 million. Our indebtedness could require us to dedicate a substantial portion of our cash flow to debt service, limit our ability to fund acquisitions, capital expenditures, share repurchases and dividends, increase our vulnerability to adverse economic and industry conditions, and limit our flexibility under the restrictive covenants in our indentures and Revolving Credit Facility. A failure to comply with these covenants could result in an event of default and, through cross-default provisions in certain of our mortgage agreements, the acceleration of other indebtedness.

The impairment of our goodwill and/or indefinite-lived intangibles, which could be triggered by a sustained decline in our stock price or market capitalization, could have a material adverse effect on our results of operations and stockholders’ equity.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. As of September 30, 2026, goodwill and intangible franchise rights totaled approximately $2.9 billion, representing approximately 27% of our total assets and approximately 95% of our stockholders’ equity, and this amount will increase as a result of the Hennessy Acquisition, the assets of which will be initially recorded at fair value with limited excess of fair value over carrying value. Performance issues at individual dealerships, as well as adverse retail automotive industry and economic trends, a sustained decline in the trading price of our common stock or our market capitalization, including below our book value, reductions in manufacturer incentives, tariffs, franchise terminations or dispositions and increases in interest rates or our cost of capital that increase the discount rates used in our valuations, increase the risk of an impairment charge, which could have a material adverse impact on our results of operations. During the year ended December 31, 2025, we recorded $93.0 million of goodwill impairment, primarily in our U.K. reporting unit. No goodwill impairments were recorded during the years ended December 31, 2024 and 2023. During the years ended December 31, 2025, 2024 and 2023, we recognized $91.1 million, $28.2 million and $25.1 million, respectively, of intangible franchise rights impairment. As a result of the 2025 impairment, the estimated fair value of our U.K. reporting unit has limited excess over its carrying value, and relatively small adverse changes in its projected cash flows, discount rate or market multiples could result in additional impairment. We may be required to record impairment charges if market and industry conditions deteriorate to such a level whereby the fair value of our reporting units or individual franchises is less than the respective carrying value. We cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge, while non-cash, could have a material adverse effect on our results of operations and stockholders’ equity. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements in our 2025 Form 10-K for further discussion of impairment.
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
As of September 30, 2026, we had $306.3 million available under our current share repurchase authorization. Our share repurchase authorization does not have an expiration date. We did not repurchase any shares of our common stock during the Current Quarter. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
Item 5. Other Information
Trading Plans
During the Current Quarter, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX

Exhibit Number		Description

2.1	—	Purchase and Sale Agreement, dated as of July 30, 2026, by and among Group 1 Automotive, Inc., Hennessy Automobile Companies, Inc., Telalee Partners, Inc., Woodhaven Partners, LLC, Woodhaven Partners II, Inc., Hennessy Cadillac, Inc., Tuxedo Partners, Inc., Valley Partners, Inc., Berwyn Partners, Inc., the affiliated real estate holding entities identified therein, and solely for the limited purposes set forth therein, Peter R. Hennessy, Mark W. Hennessy and Stephen R. Hennessy (incorporated by reference to Exhibit 2.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed October 21, 2026) (certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K)
2.2	—	First Amendment to Purchase and Sale Agreement, dated as of October 2, 2026, by and among Group 1 Automotive, Inc., Hennessy Automobile Companies, Inc., Telalee Partners, Inc., Woodhaven Partners, LLC, Woodhaven Partners II, Inc., Hennessy Cadillac, Inc., Tuxedo Partners, Inc., Valley Partners, Inc., Berwyn Partners, Inc., the affiliated real estate holding entities identified therein, and solely for the limited purposes set forth therein, Peter R. Hennessy, Mark W. Hennessy and Stephen R. Hennessy (incorporated by reference to Exhibit 2.2 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed October 21, 2026) (certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K)
3.1	—
Fifth Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 12, 2026 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 15, 2026)

3.2	—	Sixth Amended and Restated Bylaws of Group 1 Automotive, Inc. effective May 12, 2026 (incorporated by reference to Exhibit 3.2 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 15, 2026)
4.1	—	2032 Notes Indenture, dated as of September 22, 2026, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 22, 2026)
4.2	—	2035 Notes Indenture, dated as of September 22, 2026, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 22, 2026)
4.3	—	Form of 6.250% Senior Notes due 2032 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 22, 2026)
4.4	—	Form of 6.625% Senior Notes due 2035 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.4 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 22, 2026)
10.1	—	Stockholder Agreement, dated September 21, 2026, by and between Group 1 Automotive, Inc. and Conifer Management, L.L.C. (collectively with Conifer Capital Management, L.L.C., Acacia Partners LP, Acacia Conservation Fund LP and each of their controlled Affiliates) (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 22, 2026)
10.2	—	Master Credit Agreement, dated September 23, 2026, by and among Group 1 Realty, Inc. as Borrower, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 24, 2026)
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	October 29, 2026	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer